Form 10QSB
period 2000-03-31
TRANSITION AUTO FINANCE III INC
filed 2002-03-20
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                -----------------

                        Commission file number: 333-80537

                        TRANSITION AUTO FINANCE III, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                  TEXAS                                75-2822804
        (State of incorporation)         (I.R.S. employer identification number)

    8144 Walnut Hill Lane, SUITE 680,
              DALLAS, TEXAS                               75231
(Address of principal executive offices)               (Zip code)

                   Issuer's telephone number, including area code: (214)360-9966

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. | | Yes No |X|

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As March 31, 2000, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES | | NO |X|

================================================================================

                        TRANSITION AUTO FINANCE III, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                                                                     Page No.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets....................................................    3
                    March 31, 2000 (Unaudited) and December 31, 1999

                  Statements of Income (Unaudited)..................................    5
                   Quarter and three months ended March 31, 2000

                  Statements of Cash Flows (Unaudited)..............................    6
                    Three Months ended March 31, 2000

                  Notes to Consolidated Financial Statements (Unaudited)............    7

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ....................   11

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings.................................................   12

         ITEM 2.  Changes in Securities and Use of Proceeds.........................   12

         ITEM 3.  Defaults Upon Senior Securities...................................   12

         ITEM 4.  Submission of Matters to a Vote of Security Holders...............   12

         ITEM 5.  Other Information.................................................   12

         ITEM 6.  Exhibits and Reports on Form 8-K..................................   12

         Signatures.................................................................   13

      In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                             3 months ended       FYE
                                                                3/31/2000     12/31/1999
                                                               (unaudited)   (See Note 1)
                                                               -----------   ------------
CURRENT ASSETS
  Cash and cash equivalents                                    $ 2,150,276     $     897
  Accounts receivable                                                   -0-           -0-
  Vehicles held for sale                                            38,083            -0-
                                                               -----------     ---------
      Total Current Assets                                       2,188,359           897
                                                               -----------     ---------
PROPERTY, at cost
  Vehicles leased                                                  192,363            -0-
  Less accumulated depreciation                                     (4,752)           -0-
                                                               -----------     ---------
      Net Property                                                 187,611            -0-
                                                               -----------     ---------
OTHER ASSETS
  Debt issuance costs, net of amortization of $8,353 and $0        352,527       110,218
                                                               -----------     ---------

TOTAL ASSETS                                                   $ 2,728,497     $ 111,115
                                                               ===========     =========

                        TRANSITION AUTO FINANCE III, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           3 Months Ended       FYE
                                                              3/31/2000      12/31/1999
CURRENT LIABILITIES                                          (Unaudited)    (See Note 1)
                                                             -----------    ------------
  Accrued liabilities                                        $   139,024     $      -0-
  Current portion of deferred revenue                             16,258            -0-
                                                             -----------     ---------
        Total Current Liabilities                                155,282            -0-
                                                             -----------     ---------
OTHER LIABILITIES
  Due to affiliate                                               212,548       111,939
  Deferred revenue                                                28,905            -0-
  Investor notes payable                                       2,361,000            -0-
                                                             -----------     ---------
      Total Other Liabilities                                  2,602,453       111,939
                                                             -----------     ---------

TOTAL LIABILITIES                                              2,757,735       111,939
                                                             -----------     ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                         100           100
   Additional paid-in capital                                        900           900
   Retained earnings (deficit)                                   (30,238)       (1,824)
                                                             -----------     ---------
       Total Stockholders' Equity (Deficit)                      (29,238)         (824)
                                                             -----------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                 $ 2,728,497     $ 111,115
                                                             ===========     =========

      Note 1: The balance sheet at December 31, 1999, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE III, INC.

                               STATEMENT OF INCOME

                                   (Unaudited)

                                                                   Quarter Ended
                                                                   March 31, 2000
                                                                   --------------
REVENUES

  Vehicle monthly lease payments                                       $  4,223
   Amortization of down payments                                          1,229
                                                                       --------

        Total Revenues                                                    5,452
                                                                       --------
OPERATING EXPENSES

  Operating costs                                                        19,629
  General and administrative                                              5,574
  Depreciation and amortization                                          13,105
  Impairment loss                                                            -0-
                                                                       --------

        Total Operating Expenses                                         38,308
                                                                       --------

Operating Income (Loss)                                                 (32,856)
                                                                       --------

OTHER INCOME (EXPENSE)

Investment income                                                         4,442
Other income (expense)                                                       -0-
Interest expense                                                             -0-
Loss on sale of inventory                                                    -0-
                                                                       --------

        Total Other Income (Expense)                                      4,442
                                                                       --------

Provision for Federal Income Taxes                                           -0-
                                                                       --------

Net Loss                                                               $(28,414)
                                                                       ========

Loss per share (basic and diluted)                                     $  28.41

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                   3 Months Ended
                                                                   March 31, 2000
                                                                   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $   (28,414)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                       13,105
     Amortization of down payments                                       (1,229)
     Impairment loss                                                         -0-
     Provision for allowance for doubtful accounts                           -0-
     (Gain) loss on sale of property                                         -0-
Net changes in operating assets and liabilities:
     Accounts receivable                                                     -0-
     Accrued liabilities                                                139,024
     Deferred revenue                                                    46,392
                                                                    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                        168,878
                                                                    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                            (230,446)
   Cash proceeds from sale of property                                       -0-
                                                                    -----------
NET CASH (USED) BY INVESTING ACTIVITIES                                (230,446)
                                                                    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                    -0-
   Net advances (payments) to affiliates                                100,609
   Debt issuance costs                                                 (250,662)
   Proceeds from notes payable                                        2,361,000
                                                                    -----------
NET CASH PROVIDED  BY FINANCING ACTIVITIES                            2,210,947
                                                                    -----------

NET INCREASE (DECREASE)  IN CASH                                      2,149,379

CASH AND CASH EQUIVALENTS, beginning of period                              897
                                                                    -----------

CASH AND CASH EQUIVALENTS, end of period                            $ 2,150,276
                                                                    ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                         $        -0-
                                                                    ===========
   Income taxes                                                     $        -0-
                                                                    ===========

NON-CASH INVESTING ACTIVITIES

Vehicles purchased during the quarter ended March 31, 2000 with a net book value of $38,083 were reclassified from vehicles leased to vehicles held for sale.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2000

NOTE 1:     BUSINESS ACTIVITY

            Transition Auto Finance III, Inc. (the Company) is a Texas corporation organized May 26, 1999. The Company was established to purchase motor vehicles and automobile lease contracts, collecting and servicing automobile lease contracts and remarketing motor vehicles upon termination of their leases. Transition Leasing Management, Inc. (TLMI) owns 100% of the Company's common stock.

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            CASH AND CASH EQUIVALENTS

                  For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                  The Company maintains cash balances at financial institutions in Dallas, Texas. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

            REVENUE

                  The vehicles are leased to individuals under leases with terms ranging from thirty-six to forty-eight months. The leases are considered to be operating leases. At the end of the lease period, the lessee may purchase the equipment at the contractual residual value plus any other outstanding items due. Monthly lease payments are recognized as revenue in the month that the payments are due. The vehicle leases require a down payment from the lessee at the inception of the lease.

                  The down payments are initially recorded as deferred revenue and then recognized as income over the term of the leases on a straight-line basis.

            VEHICLES HELD FOR SALE

                  Vehicles held for sale are leased vehicles in which the lease term has expired or that have been repossessed. Vehicles held for sale are valued at the lower of book value or market value. Generally these vehicles will be sold at auction by the Company.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2000

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)

            EQUIPMENT AND LEASED VEHICLES

                  Equipment and leased vehicles are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line-method. Leased vehicle depreciation is calculated over the term of the vehicle lease, using the cost of the vehicle less the estimated residual value of the vehicle at the end of the lease. Present leases have terms ranging from thirty-six to forty-eight months.

            OTHER ASSETS

                  Other assets include debt issuance costs incurred in connection with the Company's offering of securities filed with the Securities and Exchange Commission. These costs are being amortized, on a straight-line basis, over the term of the debt securities which mature on December 31, 2004.

            DEFERRED REVENUE

                  Deferred revenue consists of down payments made by lessees at the inception of the lease. The down payments are amortized over the lease term. Lease terms range from thirty-six to forty-eight months.

            FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Fair values of financial instruments are estimated to approximate the related book value, unless otherwise indicated, based on market information available to the Company.

            USE OF ESTIMATES

                  In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2000

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)

            CONCENTRATION OF CREDIT RISK

                  A majority of the lessees are residents of the Dallas/Fort Worth Metroplex. Vehicles are used as collateral for leases.

NOTE 3:     INCOME TAXES

            The Company is a corporation subject to federal and state income taxes. The Company and its parent intend to file a consolidated tax return. Each company in the consolidated group determines its taxable income or loss, on a separate company basis, and the consolidated tax liability is allocated to each company with taxable income in proportion to the total of the taxable income amounts.

            The Company has a deferred tax asset as of December 31, 1999 (primarily from net operating loss carryforward), which has been completely offset by recognition of a valuation allowance.

            The Company has a net operating loss (NOL) carryforward of approximately $1,800 for the year ended December 31, 1999. The Company's NOL carryforward expires on December 31, 2019.

NOTE 4:     INVESTOR NOTES PAYABLE

            The Company has issued $2,361,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of March 31,2000.

            These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933. The Investor Notes bear interest at the rate of 11%. Interest is payable monthly on the 15th day of each month.

            The Investor Notes were issued at various times during the first quarter ended March 31, 2000, however the maturity date for all of the Investor Notes is December 31, 2004. The Investor Notes are collateralized by the following:

                  1. Automobile contracts for the leasing of new or late model automobiles.
                  2.    The leased vehicles.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2000

NOTE 5:     RELATED PARTIES

            The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended March 31, 2000. The Company had no operations for the comparable period in 1999. The balance sheet at December 31, 1999, as presented, is derived from the audited financial statements at that date.

General.

      As of March 31, 2000, the Company had sold $2,361,000 of its 11% Redeemable Secured Notes and had originated a total of 10 leases at a cost of $218,042.

Results of Operations

      For the three months ended March 31, 2000, the company had received monthly contract lease payments of $4,223 and amortization of down payments of $1,229.

      Operating costs including general and administrative expenses were $25,203 for the three-month period ended March 31, 2000.

      Depreciation and amortization was $13,105 for the three months ended March 31, 2000.

      There was no interest expense for the three months ended March 31, 2000.

      There was no loss on sale of inventory for the quarter ended March 31, 2000.

      The net loss for the quarter ended March 31, 2000, was $28,414.

Liquidity and Capital Resources

      During the Three months ended March 31 2000, the Company used cash of $230,446 in its investing activities and received $2,210,947 in its financing activities.

      The Company's only source of liquidity in the future will be from its proceeds from the sale of notes and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 10 leases, included 2 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                    Vehicle                                      Total
                 # of    Gross Cost   Misc.      Total      Down     Sale     Sales Tax  Warranty   Marketing    Amount     Profit
              Contracts  Of Vehicle  Expenses  Payments   Payment   Amount      Credit    Rebate     Fee Paid   Received    (Loss)
Repossession      2        $83,928    $3,017    $6,771    $28,324   $57,550     $3,597       $0       $16,286    $79,995    (6,990)
Early Payoff      0        $     0    $    0    $    0    $     0   $     0     $    0       $0       $     0    $     0   $     0
                  -        -------    ------    ------    -------   -------     ------       --       -------    -------   -------
Total             2        $83,928    $3,017    $6,771    $28,324   $57,550     $3,597       $0       $16,286    $79,995   ($6,990)

Note: The above results on early termination does not include any allowance for interest expense

      This report contains various forward looking statements and information that are based on management's belief as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy and in the level of activity in the automobile and consumer finance industry, demand for the Company's products, the impact of competition and interest rate fluctuations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, instituted against the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) Not Applicable
      (b) Not Applicable
      (c) Not Applicable
      (d) The company applied 90% of the gross proceeds from the sale of the Notes to the purchase or acquisition of the Leased Vehicles and the contracts. The Company paid to the Underwriter sales commissions of 6% of the principal amount of the Notes sold by the Underwriter. Additionally, the Company reimbursed the Underwriter for certain expenses incurred in connection with its due diligence activities with regard to the Offering of 2.5% of the aggregate principal amount of the Notes sold. The Company also used 1.5% of the gross proceeds from the sale of the Notes to pay offering and organizational expenses, including filing and registration fees, legal fees of the Company's counsel, accounting fees, trustee's fees, escrow agent's fees, "blue sky" expenses and printing expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the First quarter of 2000.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Financial Statements

      The following financial statements are filed as a part of this Form
10-KSB:

            The Index to Financial Statements is set out in Item 7 herein.

      Exhibits

      The following exhibits are filed as exhibits to this report on Form
10-KSB:

            The information required is set forth in the Index to Exhibits accompanying this Form 10-QSB.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended March 31, 2000

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRANSITION AUTO FINANCE III, INC.
                                          --------------------------------------
                                                      (Registrant)


Date:    March 19, 2002                           /s/ KENNETH C. LOWE
     -------------------------            --------------------------------------
                                             Kenneth C. Lowe, President/
                                             Chief Executive Officer


Date:    March 19, 2002                           /s/ KENNETH C. LOWE
     -------------------------            --------------------------------------
                                             Kenneth C. Lowe, President/
                                             Chief Operating Officer


 Date:   March 19, 2002                           /s/ KENNETH C. LOWE
     -------------------------            --------------------------------------
                                             Kenneth C. Lowe, President/
                                             Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
3.1         Articles of Incorporation of Transition Auto Finance III, Inc. *

3.2         Bylaws of Transition Auto Finance III, Inc. *

4.1         Form of Indenture between Transition Auto Finance III, Inc. and
            Trust Management, Inc., as Trustee ***

4.2 Form of Secured Note Due December 31, 2004 (included in Article Two of Indenture filed as Exhibit 4.1)

10.1        Form of Master Contract Purchase Agreement between Transition Auto
            Finance III, Inc. and Transition Leasing Management, Inc.**

10.2        Form of Servicing Agreement between Transition Leasing Management,
            Inc. and Transition Auto Finance III, Inc. **

* Incorporated by reference from Registration Statement on Form SB-2 of Transition Auto Finance III, Inc. Registration No. 333-80537, filed January 24, 2000.

** Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2 of Transition Auto Finance III, Inc., Registration No. 333-80537, filed January 24, 2000.

*** Incorporated by reference from Amendment No. 3 to Registration Statement on Form SB-2 of Transition Auto Finance III, Inc., Registration No. 333-80537, filed January 24, 2000.