Form 10QSB
period 2000-06-30
TRANSITION AUTO FINANCE III INC
filed 2002-03-20
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                -----------------

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. | | Yes |X| No

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As June 30, 2000, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES | | NO |X|

================================================================================

                        TRANSITION AUTO FINANCE III, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                                                                     Page No.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets......................................................   3
                    June 30, 2000 (Unaudited) and December 31, 1999

                  Statements of Income (Unaudited)....................................   5
                   Quarter and six months ended June 30, 2000

                  Statements of Cash Flows (Unaudited)................................   6
                    Six Months ended June 30, 2000

                  Notes to Consolidated Financial Statements (Unaudited)..............   7

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ......................  11

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings...................................................  12

         ITEM 2.  Changes in Securities and Use of Proceeds...........................  12

         ITEM 3.  Defaults Upon Senior Securities.....................................  12

         ITEM 4.  Submission of Matters to a Vote of Security Holders.................  12

         ITEM 5.  Other Information...................................................  12

         ITEM 6.  Exhibits and Reports on Form 8-K....................................  12

         Signatures...................................................................  13

      In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                6 months ended      FYE
                                                                   6/30/2000     12/31/1999
                                                                 (unaudited)    (See Note 1)
                                                                 -----------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                       $1,149,463      $     897
  Accounts receivable                                                 41,647             -0-
  Vehicles held for sale                                              76,747             -0-
                                                                  ----------      ---------
      Total Current Assets                                         1,267,857            897
                                                                  ----------      ---------
PROPERTY, at cost
  Vehicles leased                                                  2,782,546             -0-
  Less accumulated depreciation                                      (89,904)            -0-
                                                                  ----------      ---------
      Net Property                                                 2,692,642             -0-
                                                                  ----------      ---------

OTHER ASSETS

  Debt issuance costs, net of amortization of $34,668 and $0         523,955        110,218
                                                                  ----------      ---------

TOTAL ASSETS                                                      $4,484,454      $ 111,115
                                                                  ==========      =========

                        TRANSITION AUTO FINANCE III, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                              6 Months Ended       FYE
                                                                6/30/2000       12/31/1999
CURRENT LIABILITIES                                            (Unaudited)     (See Note 1)
                                                               -----------     ------------
  Accrued liabilities                                          $   428,071       $      -0-
  Current portion of deferred revenue                              187,588              -0-
                                                               -----------       ---------
        Total Current Liabilities                                  615,659              -0-
                                                               -----------       ---------
OTHER LIABILITIES
  Due to affiliate                                                 226,684         111,939
  Deferred revenue                                                 333,490              -0-
  Investor notes payable                                         3,688,000              -0-
                                                               -----------       ---------
      Total Other Liabilities                                    4,248,174         111,939
                                                               -----------       ---------

TOTAL LIABILITIES                                                4,863,833         111,939
                                                               -----------       ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                           100             100
   Additional paid-in capital                                          900             900
   Retained earnings (deficit)                                    (380,379)         (1,824)
                                                               -----------       ---------
       Total Stockholders' Equity (Deficit)                       (379,379)           (824)
                                                               -----------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                   $ 4,484,454       $ 111,115
                                                               ===========       =========

      Note 1: The balance sheet at December 31, 1999, as presented, is derived from the audited financial statements at that date.

                       TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                                  (Unaudited)

                                                Quarter Ended   Six Months Ended
                                                June 30, 2000      June 30, 2000
                                                -------------      -------------
REVENUES

 Vehicle monthly lease payments                    $  104,247          $ 108,470
   Amortization of down payments                       24,087             25,316
                                                    ---------          ---------

        Total Revenues                                128,334            133,786
                                                    ---------          ---------

OPERATING EXPENSES

  Operating costs                                     307,682            327,311
  General and administrative                            1,949              7,523
  Depreciation and amortization                       111,467            124,572
  Impairment loss                                          -0-                -0-
                                                    ---------          ---------

        Total Operating Expenses                      421,098            459,406
                                                    ---------          ---------

Operating Loss                                       (292,764)          (325,620)
                                                    ---------          ---------

OTHER INCOME (EXPENSE)

Investment income                                       8,552             12,994
Other income (expense)                                     -0-                -0-
Interest expense                                      (65,929)           (65,929)
Loss on sale of inventory                                  -0-                -0-
                                                    ---------          ---------

        Total Other Income (Expense)                  (57,377)           (52,935)
                                                    ---------          ---------

Provision for Federal Income Taxes                         -0-                -0-
                                                    ---------          ---------

Net Loss                                            $(350,141)         $(378,555)
                                                    =========          =========

Loss per share (basic and diluted)                  $  350.14          $  378.55

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                  JUNE 30, 2000

                                                                6 Months Ended
                                                                 June 30, 2000
                                                                 -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $  (378,555)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                   124,572
     Amortization of down payments                                   (25,316)
     Impairment loss                                                      -0-
     Provision for allowance for doubtful accounts                        -0-
     (Gain) loss on sale of property                                      -0-
Net changes in operating assets and liabilities:
     Accounts receivable                                             (41,647)
     Accrued liabilities                                             428,071
     Deferred revenue                                                545,165
                                                                 -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     652,290
                                                                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                       (2,858,064)
   Cash proceeds from sale of property                                    -0-
                                                                 -----------
NET CASH (USED) BY INVESTING ACTIVITIES                           (2,858,064)
                                                                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                 -0-
   Net advances (payments) to affiliates                             114,745
   Debt issuance costs                                              (448,405)
   Proceeds from notes payable                                     3,688,000
                                                                 -----------
NET CASH PROVIDED  BY FINANCING ACTIVITIES                         3,354,340
                                                                 -----------

NET INCREASE (DECREASE)  IN CASH                                   1,148,566

CASH AND CASH EQUIVALENTS, beginning of period                           897
                                                                 -----------

CASH AND CASH EQUIVALENTS, end of period                         $ 1,149,463
                                                                 ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                      $    65,926
                                                                 ===========
   Income taxes                                                  $        -0-
                                                                 ===========

NON-CASH INVESTING ACTIVITIES
Vehicles purchased during the six months ended June 30, 2000 with a net book value of $76,747 were reclassified from vehicles leased to vehicles held for sale.

                       TRANSITION AUTO FINANCE III, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                 JUNE 30, 2000

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

                                  JUNE 30, 2000

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

                                  JUNE 30, 2000

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

NOTE 4:     INVESTOR NOTES PAYABLE

            The Company has issued $3,688,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of June 30, 2000.

            These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933. The Investor Notes bear interest at the rate of 11%. Interest is payable monthly on the 15th day of each month.

            The Investor Notes were issued at various times during the quarter ended June 30, 2000, however the maturity date for all of the Investor Notes is December 31, 2004. The Investor Notes are collateralized by the following:

                        1. Automobile contracts for the leasing of new or late model automobiles.
                        2.    The leased vehicles.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended and six-month period ended June 30, 2000. The Company had no operations for the comparable periods in 1999. The balance sheet at December 31, 1999, as presented, is derived from the audited financial statements at that date.

General.

      As of June 30, 2000, the Company had sold $3,688,000 of its 11% Redeemable Secured Notes and had originated a total of 114 leases at a cost of approximately $2,535,440.

Results of Operations: Three months ended June 30, 2000 and the six months ended June 30,2000

      For the three months ended June 30, 2000 the company had received monthly contract lease payments of $104,247 and amortization of down payments of $24,087. For the six-month period in 2000, the Company had contract lease income of $108,470 and amortization of down payments of $25,316.

      Operating costs including general and administrative expenses were $309,631 for the second quarter of 2000 and $334,834 for the six months ended June 30, 2000.

      Depreciation and amortization was $111,467 for the three months ended June 30, 2000 and $124,572 for the six-months ended June 30, 2000.

      Interest expense for the three months ended June 30, 2000, was $65,929 and the same for the six-month period ended June 30, 2000.

      The net loss for the second quarter ended June 30, 2000 was $350,141 and $378,555 for the six-month period ended June 30, 2000.

Liquidity and Capital Resources

      During the six months ended June 30, 2000 the Company had used cash of $2,858,064 in its investing activities and received $3,354,340 in its financing activities.

      The Company's only source of liquidity in the future will be proceeds from the sale of notes and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 114 leases, included 2 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the Second quarter of 2000.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the six months ended June 30,
2000

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