Form 10QSB
period 2000-09-30
TRANSITION AUTO FINANCE III INC
filed 2002-03-20
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. | | Yes |X| No

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As September 30, 2000, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES | | NO |X|

================================================================================

                        TRANSITION AUTO FINANCE III, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                                                                         Page No.
                                                                                         --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets.......................................................   3
                    September 30, 2000 (Unaudited) and December 31, 1999

                  Statements of Income (Unaudited).....................................   5
                   Quarter and nine months ended September 30, 2000

                  Statements of Cash Flows (Unaudited).................................   6
                    Nine Months ended September 30, 2000

                  Notes to Consolidated Financial Statements (Unaudited)...............   7

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .......................  11

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings....................................................  12

         ITEM 2.  Changes in Securities and Use of Proceeds............................  12

         ITEM 3.  Defaults Upon Senior Securities......................................  12

         ITEM 4.  Submission of Matters to a Vote of Security Holders..................  12

         ITEM 5.  Other Information....................................................  12

         ITEM 6.  Exhibits and Reports on Form 8-K.....................................  12

         Signatures....................................................................  13

      In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                               9 months ended       FYE
                                                                  9/30/2000      12/31/1999
                                                                 (unaudited)    (See Note 1)
                                                                 -----------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                      $   929,848      $      897
  Accounts receivable                                                 50,278              -0-
  Vehicles held for sale                                             296,860              -0-
                                                                 -----------      ----------
      Total Current Assets                                         1,276,986             897
                                                                 -----------      ----------

PROPERTY, at cost
  Vehicles leased                                                  4,025,168              -0-
  Less accumulated depreciation                                     (257,270)             -0-
                                                                 -----------      ----------
      Net Property                                                 3,767,898              -0-
                                                                 -----------      ----------

OTHER ASSETS

  Debt issuance costs, net of amortization of $68,867 and $0         604,093         110,218
                                                                 -----------      ----------

TOTAL ASSETS                                                     $ 5,648,977      $  111,115
                                                                 ===========      ==========

                        TRANSITION AUTO FINANCE III, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                9 Months Ended       FYE
                                                                                  9/30/2000       12/31/1999
CURRENT LIABILITIES                                                              (Unaudited)     (See Note 1)
                                                                                 -----------     ------------
  Accrued liabilities                                                             $   278,552      $      -0-
  Current portion of deferred revenue                                                 259,457             -0-
                                                                                  -----------      ---------
        Total Current Liabilities                                                     538,009             -0-
                                                                                  -----------      ---------

OTHER LIABILITIES
  Due to affiliate                                                                    164,269        111,939
  Deferred revenue                                                                    423,326             -0-

  Investor notes payable                                                            5,052,000             -0-
                                                                                  -----------      ---------
      Total Other Liabilities                                                       5,639,595        111,939
                                                                                  -----------      ---------

TOTAL LIABILITIES                                                                   6,177,604        111,939
                                                                                  -----------      ---------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                                              100            100
   Additional paid-in capital                                                             900            900
   Retained earnings (deficit)                                                       (529,627)        (1,824)
                                                                                  -----------      ---------
       Total Stockholders' Equity (Deficit)                                          (528,627)          (824)
                                                                                  -----------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                                      $ 5,648,977      $ 111,115
                                                                                  ===========      =========

      Note 1: The balance sheet at December 31, 1999, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                               Quarter Ended        Nine Months Ended
                                             September 30, 2000    September 30, 2000
                                             ------------------    ------------------
REVENUES

  Vehicle monthly lease payments                 $  234,011            $ 342,481
  Amortization of down payments                      65,583               90,899
                                                  ---------            ---------

        Total Revenues                              299,594              433,380
                                                  ---------            ---------
OPERATING EXPENSES

  Operating costs                                   157,316              484,627
  General and administrative                            128                7,651
  Depreciation and amortization                     203,357              327,929
  Impairment loss                                        -0-                  -0-
                                                  ---------            ---------

        Total Operating Expenses                    360,801              820,207
                                                  ---------            ---------

Operating Income (Loss)                             (61,207)            (386,827)
                                                  ---------            ---------
OTHER INCOME (EXPENSE)

Investment income                                    26,832               39,826
Other income (expense)                                   -0-                  -0-
Interest expense                                   (111,216)            (177,145)
Loss on sale of inventory                            (3,657)              (3,657)
                                                  ---------            ---------

        Total Other Income (Expense)                (88,041)            (140,976)
                                                  ---------            ---------

Provision for Federal Income Taxes                       -0-                  -0-
                                                  ---------            ---------

Net Loss                                          $(149,248)           $(527,803)
                                                  =========            =========

Loss per share (basic and diluted)                $  149.25            $  527.80

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                               SEPTEMBER 30, 2000

                                                                 9 Months Ended
                                                               September 30, 2000
                                                               ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $  (527,803)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                  327,929
     Amortization of down payments                                  (90,899)
     Impairment loss                                                     -0-
     Provision for allowance for doubtful accounts                       -0-
     (Gain) loss on sale of property                                  3,657
Net changes in operating assets and liabilities:
     Accounts receivable                                            (50,278)
     Accrued liabilities                                            278,552
     Deferred revenue                                               773,682
                                                                -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    714,840
                                                                -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                      (4,351,183)
   Cash proceeds from sale of property                               23,706
                                                                -----------
NET CASH (USED) BY INVESTING ACTIVITIES                          (4,327,477)
                                                                -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                -0-
   Net advances (payments) to affiliates                             52,330
   Debt issuance costs                                             (562,742)
   Proceeds from notes payable                                    5,052,000
                                                                -----------
NET CASH PROVIDED  BY FINANCING ACTIVITIES                        4,541,588
                                                                -----------

NET INCREASE (DECREASE) IN CASH                                     928,951

CASH AND CASH EQUIVALENTS, beginning of period                          897
                                                                -----------

CASH AND CASH EQUIVALENTS, end of period                        $   929,848
                                                                ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                     $   177,145
                                                                ===========
   Income taxes                                                 $        -0-
                                                                ===========

NON-CASH INVESTING ACTIVITIES

Vehicles purchased during the nine months ended September 30, 2000 with a net book value of $296,860 were reclassified from vehicles leased to vehicles held for sale.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2000

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

                               SEPTEMBER 30, 2000

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

                               SEPTEMBER 30, 2000

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

NOTE 4:     INVESTOR NOTES PAYABLE

            The Company has issued $5,052,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of September 30, 2000.

            These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933. The Investor Notes bear interest at the rate of 11%. Interest is payable monthly on the 15th day of each month.

            The Investor Notes were issued at various times during the quarter ended September 30, 2000, however the maturity date for all of the Investor Notes is December 31, 2004. The Investor Notes are collateralized by the following:

                  1. Automobile contracts for the leasing of new or late model automobiles.
                  2.    The leased vehicles.

                       TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2000

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended and nine-month period ended September 30, 2000. The balance sheet at December 31, 1999. as presented, is derived from the audited financial statements at that date.

General.

      As of September 30, 2000, the Company had sold $5,052,000 of its 11% Redeemable Secured Notes and had originated a total of 177 leases at a cost of approximately $3,820,324.

Results of Operations: Three months ended September 30, 2000 and nine months ended September 30, 2000

      For the three months ended September 30, 2000 the Company had received monthly contract lease payments of $234,011 and amortization of down payments of $65,583. For the nine-month period in 2000, the Company had contract lease income of $342,481 and amortization of down payments of $90,899.

      Operating costs including general and administrative expenses were $157,444 for the third quarter of 2000 and $492,278 for the nine months ended September 30, 2000.

      Depreciation and amortization was $203,357 for the three months ended September 30, 2000, and $327,929 for the nine-month period ended September 30, 2000.

      Interest expense for the three months ended September 30, 2000, was $111,216 and $177,145 for the nine-month period ended September 30, 2000.

      Loss on sale of inventory for the third quarter of 2000 was $3,657 and $3,657 for the nine-months ended September 30, 2000. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

      The net loss for the third quarter ended September 30, 2000 was $149,248 and $527,803 for the nine-month period ended September 30, 2000.

Liquidity and Capital Resources

      During the nine-month months ended September 30, 2000, the Company used cash of $4,327,477 in its investing activities and received $4,541,588 in its financing activities.

      The Company's only source of liquidity in the future will be from the proceeds from the sale of notes and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 177 leases, included 4 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                    Vehicle                                      Total
               # of     Gross Cost     Misc.     Total      Down      Sale    Sales Tax   Warranty   Marketing   Amount     Profit
             Contracts  Of Vehicle   Expenses   Payments   Payment   Amount     Credit     Rebate    Fee Paid   Received    (Loss)
Repossession     3       $ 98,227     $3,017     $ 7,135   $31,324   $67,050    $4,127       $0       $18,011   $ 91,625    (9,619)
Early Payoff     1       $ 16,308     $    0     $ 5,689   $ 4,656   $14,205    $  888       $0       $ 2,677   $ 22,761   $ 6,453
                 -       --------     ------     -------   -------   -------    ------       --       -------   --------   -------
Total            4       $114,535     $3,017     $12,824   $35,980   $81,255    $5,015       $0       $20,688   $114,386   ($3,166)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the Third quarter of 2000.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the nine months ended September 30, 2000

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