Form 10QSB
period 2001-03-31
TRANSITION AUTO FINANCE III INC
filed 2002-03-20
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. | | Yes |X| No

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As March 31, 2001, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES | | NO |X|

================================================================================

                        TRANSITION AUTO FINANCE III, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                                                                     Page No.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets......................................................   3
                    March 31, 2001 (Unaudited) and December 31, 2000

                  Statements of Income (Unaudited)....................................   5
                   Quarter ended March 31, 2001 and March 31, 2000

                  Statements of Cash Flows (Unaudited)................................   6
                    Three Months ended March 31, 2001 and March 31, 2000

                  Notes to Consolidated Financial Statements (Unaudited)..............   7

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ......................  11

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings...................................................  12

         ITEM 2.  Changes in Securities and Use of Proceeds...........................  12

         ITEM 3.  Defaults Upon Senior Securities.....................................  12

         ITEM 4.  Submission of Matters to a Vote of Security Holders.................  12

         ITEM 5.  Other Information...................................................  12

         ITEM 6.  Exhibits and Reports on Form 8-K....................................  12

         Signatures...................................................................  13

      In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                       3 months ended        FYE
                                                                          3/31/2001       12/31/2000
                                                                        (unaudited)      (See Note 1)
CURRENT ASSETS
  Cash and cash equivalents                                             $ 1,056,557      $ 1,314,761
  Accounts receivable                                                       218,355          156,729
  Vehicles held for sale                                                    701,714          536,354
                                                                        -----------      -----------
      Total Current Assets                                                1,976,626        2,007,844
                                                                        -----------      -----------
PROPERTY, at cost
  Vehicles leased                                                         4,949,194        4,494,590
  Less accumulated depreciation                                            (675,679)        (470,077)
                                                                        -----------      -----------
      Net Property                                                        4,273,515        4,024,513
                                                                        -----------      -----------
OTHER ASSETS
  Debt issuance costs, net of amortization of $153,505 and $108,446         612,568          634,828
                                                                        -----------      -----------
TOTAL ASSETS                                                            $ 6,862,709      $ 6,667,185
                                                                        ===========      ===========

                        TRANSITION AUTO FINANCE III, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            3 Months Ended        FYE
                                                               3/31/2001       12/31/2000
CURRENT LIABILITIES                                           (Unaudited)     (See Note 1)
                                                              -----------     ------------
  Accrued liabilities                                         $   172,362      $   127,343
  Current portion of deferred revenue                             288,349          283,331
                                                              -----------      -----------
        Total Current Liabilities                                 460,711          410,674
                                                              -----------      -----------

OTHER LIABILITIES
  Due to affiliate                                                 47,703           82,213
  Deferred revenue                                                451,007          449,441
  Investor notes payable                                        6,786,000        6,491,000
                                                              -----------      -----------
      Total Other Liabilities                                   7,284,710        7,022,654
                                                              -----------      -----------

TOTAL LIABILITIES                                               7,745,421        7,433,328
                                                              -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                          100              100
   Additional paid-in capital                                         900              900
   Retained earnings (deficit)                                   (883,712)        (767,143)
                                                              -----------      -----------
       Total Stockholders' Equity (Deficit)                      (882,712)        (766,143)
                                                              -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                  $ 6,862,709      $ 6,667,185
                                                              ===========      ===========

      Note 1: The balance sheet at December 31, 2000, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                 Quarter Ended     Quarter Ended
                                                 March 31, 2001    March 31, 2000
                                                 --------------    --------------
REVENUES
  Vehicle monthly lease payments                     $ 364,328         $  4,223
   Amortization of down payments                       170,385            1,229
                                                     ---------         --------

        Total Revenues                                 534,713            5,452
                                                     ---------         --------

OPERATING EXPENSES

  Operating costs                                      120,824           19,629
  General and administrative                             9,952            5,574
  Depreciation and amortization                        289,575           13,105
  Impairment loss                                           -0-              -0-
                                                     ---------         --------

        Total Operating Expenses                       420,351           38,308
                                                     ---------         --------

Operating Income (Loss)                                114,362          (32,856)
                                                     ---------         --------

OTHER INCOME (EXPENSE)

Investment income                                       12,726            4,442
Other income (expense)                                      70               -0-
Interest expense                                      (189,477)              -0-
Loss on sale of inventory                              (54,250)              -0-
                                                     ---------         --------

        Total Other Income (Expense)                  (230,931)           4,442
                                                     ---------         --------

Provision for Federal Income Taxes                          -0-              -0-
                                                     ---------         --------

Net Loss                                             $(116,569)        $(28,414)
                                                     =========         ========

Loss per share (basic and diluted)                   $  116.57         $  28.41

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                              3 Months Ended   3 Months Ended
                                                              March 31, 2001   March 31, 2000
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $  (116,569)     $   (28,414)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                  289,575           13,105
     Amortization of down payments                                 (170,385)          (1,229)
     Impairment loss                                                     -0-              -0-
     Provision for allowance for doubtful accounts                       -0-              -0-
     (Gain) loss on sale of property                                 54,250               -0-
Net changes in operating assets and liabilities:
     Accounts receivable                                            (61,626)             -0-
     Accrued liabilities                                             45,019          139,024
     Deferred revenue                                               176,969           46,392
                                                                -----------      -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    217,233          168,878
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                        (939,127)        (230,446)
   Cash proceeds from sale of property                              225,999               -0-
                                                                -----------      -----------
NET CASH (USED) BY INVESTING ACTIVITIES                            (713,128)        (230,446)
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                -0-              -0-
   Net advances (payments) to affiliates                            (34,510)         100,609
   Debt issuance costs                                              (22,799)        (250,662)
   Proceeds from notes payable                                      295,000        2,361,000
                                                                -----------      -----------
NET CASH PROVIDED  BY FINANCING ACTIVITIES                          237,691        2,210,947
                                                                -----------      -----------

NET INCREASE (DECREASE)  IN CASH                                   (258,204)       2,149,379
CASH AND CASH EQUIVALENTS, beginning of period                    1,314,761              897
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                        $ 1,056,557      $ 2,150,276
                                                                ===========      ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                     $   184,029      $        -0-
                                                                ===========      ===========
   Income taxes                                                 $        -0-     $        -0-
                                                                ===========      ===========

Non-cash investing activities

Vehicles purchased during the quarter ended March 31, 2001 with a net book value of $165,360 were reclassified from vehicles leased to vehicles held for sale.

Vehicles purchased during the quarter ended March 31, 2000 with a net book value of $38,083 were reclassified from vehicles leased to vehicles held for sale.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2001

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

                                 MARCH 31, 2001

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

                                 MARCH 31, 2001

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

NOTE 4:     INVESTOR NOTES PAYABLE

            The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of March 31, 2001. Note sales were terminated on December 31, 2000. All remaining note sale proceeds were collected during January of 2001 and the Company will not have any additional note sales.

            These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933. The Investor Notes bear interest at the rate of 11%. Interest is payable monthly on the 15th day of each month.

            The Investor Notes were issued at various times during the quarter ended March 31, 2001, however the maturity date for all of the Investor Notes is December 31, 2004. The Investor Notes are collateralized by the following:

                  1. Automobile contracts for the leasing of new or late model automobiles.
                  2.    The leased vehicles.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2001

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended March 31, 2001. At March 31, 2000, the company had just started its operations and had only leased 10 vehicles, consequently any comparisons between the first quarter of 2001and the same period in 2000 would be misleading. The balance sheet at December 31, 2000, as presented, is derived from the audited financial statements at that date.

General.

      As of March 31, 2001, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had originated a total of 263 leases at a cost of $5,361,672.

Results of Operations

      For the three months ended March 31, 2001, the company had received monthly contract lease payments of $364,328 and amortization of down payments of $170,385.

      Operating costs including general and administrative expenses were $130,776 for the three-month period ended March 31, 2001.

      Depreciation and amortization was $289,575 for the three months ended March 31, 2001.

      Interest expense for the three months ended March 31, 2001, was $189,477.

      Loss on sale of inventory for the quarter ended March 31, 2001, was $54,250.

      The net loss for the quarter ended March 31, 2001, was $116,569.

Liquidity and Capital Resources

      During the Three months ended March 31 2001, the Company used cash of $713,128 in its investing activities and received $237,691 in its financing activities.

      The Company's only source of liquidity in the future will be from proceeds from the sale of notes and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 263 leases, included 17 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                    Vehicle                                       Total
                # of    Gross Cost     Misc.     Total      Down      Sale    Sales Tax   Warranty   Marketing   Amount     Profit
             Contracts  Of Vehicle   Expenses  Payments   Payment    Amount     Credit     Rebate    Fee Paid   Received    (Loss)
Repossession     14      $330,184     $8,614    $24,516   $81,192   $217,200   $ 9,372     $4,201     $46,685   $289,796   ($49,001)
Early Payoff      3      $ 53,437     $    0    $13,638   $13,337   $ 45,504   $ 2,844     $    0     $ 7,669   $ 67,654   $ 14,217
                 --      --------     ------    -------   -------   --------   -------     ------     -------   --------   --------
Total            17      $383,621     $9,614    $38,154   $94,529   $262,704   $12,216     $4,201     $54,354   $357,450   ($34,784)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the First quarter of 2001.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended March 31, 2001

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


Date: March 19, 2002                              /s/KENNETH C. LOWE
     -------------------------            --------------------------------------
                                                Kenneth C. Lowe, President/
                                                Chief Executive Officer


Date: March 19, 2002                              /s/KENNETH C. LOWE
     -------------------------            --------------------------------------
                                                Kenneth C. Lowe, President/
                                                Chief Operating Officer


Date: March 19, 2002                              /s/KENNETH C. LOWE
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