Form 10QSB
period 2001-06-30
TRANSITION AUTO FINANCE III INC
filed 2002-03-20
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. | | Yes |X| No

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As June 31, 2001, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES | | NO |X|

================================================================================

                        TRANSITION AUTO FINANCE III, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                                                                           Page No.
                                                                                           --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets..........................................................   3
                    June 30, 2001 (Unaudited) and December 31, 2000

                  Statements of Income (Unaudited)........................................   5
                   Quarter and six months ended June 30, 2001 and June 30, 2000

                  Statements of Cash Flows (Unaudited)....................................   6
                    Six Months ended June 30, 2001 and June 30, 2000

                  Notes to Consolidated Financial Statements (Unaudited)..................   7

         ITEM 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ..........................  11

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings.......................................................  12

         ITEM 2.  Changes in Securities and Use of Proceeds...............................  12

         ITEM 3.  Defaults Upon Senior Securities.........................................  13

         ITEM 4.  Submission of Matters to a Vote of Security Holders.....................  13

         ITEM 5.  Other Information.......................................................  13

         ITEM 6.  Exhibits and Reports on Form 8-K........................................  13

         Signatures.......................................................................  14

      In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      6 months ended        FYE
                                                                          6/30/2001      12/31/2000
                                                                        (unaudited)      (See Note 1)
                                                                        -----------      ------------
CURRENT ASSETS
  Cash and cash equivalents                                             $   931,121      $ 1,314,761
  Accounts receivable                                                       171,668          156,729
  Vehicles held for sale                                                    709,194          536,354
                                                                        -----------      -----------
      Total Current Assets                                                1,811,983        2,007,844
                                                                        -----------      -----------
PROPERTY, at cost
  Vehicles leased                                                         5,163,295        4,494,590
  Less accumulated depreciation                                            (828,441)        (470,077)
                                                                        -----------      -----------
      Net Property                                                        4,334,854        4,024,513
                                                                        -----------      -----------
OTHER ASSETS
  Debt issuance costs, net of amortization of $195,686 and $108,446         570,387          634,828
                                                                        -----------      -----------

TOTAL ASSETS                                                            $ 6,717,224      $ 6,667,185
                                                                        ===========      ===========

                        TRANSITION AUTO FINANCE III, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            6 Months Ended         FYE
                                                               6/30/2001        12/31/2000
CURRENT LIABILITIES                                           (Unaudited)      (See Note 1)
                                                              -----------      ------------
  Accrued liabilities                                         $   296,220      $   127,343
  Current portion of deferred revenue                             306,783          283,331
                                                              -----------      -----------
        Total Current Liabilities                                 603,003          410,674
                                                              -----------      -----------
OTHER LIABILITIES
  Due to affiliate                                                  8,447           82,213
  Deferred revenue                                                460,176          449,441
  Investor notes payable                                        6,786,000        6,491,000
                                                              -----------      -----------
      Total Other Liabilities                                   7,254,623        7,022,654
                                                              -----------      -----------

TOTAL LIABILITIES                                               7,857,626        7,433,328
                                                              -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                          100              100
   Additional paid-in capital                                         900              900
   Retained earnings (deficit)                                 (1,141,402)        (767,143)
                                                              -----------      -----------
       Total Stockholders' Equity (Deficit)                    (1,140,402)        (766,143)
                                                              -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                  $ 6,717,224      $ 6,667,185
                                                              ===========      ===========

      Note 1: The balance sheet at December 31, 2000, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                         Quarter Ended    Six Months Ended         Quarter Ended     Six Months Ended
                                         June 30, 2001       June 30,  200         June 30, 2000        June 30, 2000
                                         -------------       -------------         -------------        -------------
REVENUES
  Vehicle monthly lease payments             $ 363,960          $   728,288            $ 104,247            $ 108,470
   Amortization of down payments               115,193              285,578               24,087               25,316
                                             ---------          -----------            ---------            ---------
        Total Revenues                         479,153            1,013,866              128,334              133,786
                                             ---------          -----------            ---------            ---------

OPERATING EXPENSES

  Operating costs                              122,678              243,502              307,682              327,311
  General and administrative                    51,679               61,631                1,949                7,523
  Depreciation and amortization                292,441              582,016              111,467              124,572
  Impairment loss                                  -0-                  -0-                  -0-                  -0-
                                             ---------          -----------            ---------            ---------
        Total Operating Expenses               466,798              887,149              421,098              459,406
                                             ---------          -----------            ---------            ---------

Operating Income (Loss)                         12,355              126,717             (292,764)            (325,620)
                                             ---------          -----------            ---------            ---------

OTHER INCOME (EXPENSE)

Investment income                                9,527               22,253                8,552               12,994
Other income (expense)                              55                  125                   -0-                  -0-
Interest expense                              (186,674)            (376,151)             (65,929)             (65,929)
Loss on sale of inventory                      (92,953)            (147,203)                  -0-                  -0-
                                             ---------          -----------            ---------            ---------

        Total Other Income (Expense)          (270,045)            (500,976)             (57,377)             (52,935)
                                             ---------          -----------            ---------            ---------

Provision for Federal Income Taxes                  -0-                  -0-                  -0-                  -0-
                                             ---------          -----------            ---------            ---------
Net Loss                                     $(257,690)         $  (374,259)           $(350,141)           $(378,555)
                                             =========          ===========            =========            =========

Loss per share (basic and diluted)           $  257.69          $    374.26            $  350.14            $  378.56

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                             6 Months Ended   6 Months Ended
                                                              June 30, 2001    June 30, 2000
                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $  (374,259)     $  (378,555)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                  582,016          124,572
     Amortization of down payments                                 (285,578)         (25,316)
     Impairment loss                                                     -0-              -0-
     Provision for allowance for doubtful accounts                       -0-              -0-
     (Gain) loss on sale of property                                147,203               -0-
Net changes in operating assets and liabilities:
     Accounts receivable                                            (14,939)         (41,647)
     Accrued liabilities                                            168,877          428,071
     Deferred revenue                                               319,765          545,165
                                                                -----------      -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    543,085          652,290
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                      (1,701,846)      (2,858,064)
   Cash proceeds from sale of property                              576,686               -0-
                                                                -----------      -----------
NET CASH (USED) BY INVESTING ACTIVITIES                          (1,125,160)      (2,858,064)
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                -0-
   Net advances (payments) to affiliates                            (73,766)         114,745
   Debt issuance costs                                              (22,799)        (448,405)
   Proceeds from notes payable                                      295,000        3,688,000
                                                                -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           198,435        3,354,340
                                                                -----------      -----------

NET INCREASE (DECREASE) IN CASH                                    (383,640)       1,148,566

CASH AND CASH EQUIVALENTS, beginning of period                    1,314,761              897
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                        $   931,121      $ 1,149,463
                                                                ===========      ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                     $   370,216      $    65,926
                                                                ===========      ===========
   Income taxes                                                 $        -0-     $        -0-
                                                                ===========      ===========

NON-CASH INVESTING ACTIVITIES

Vehicles purchased during the six months ended June 30, 2001 with a net book value of $7,480 were reclassified from vehicles leased to vehicles held for sale.

Vehicles purchased during the six months ended June 30, 2000 with a net book value of $76,747 were reclassified from vehicles leased to vehicles held for sale.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2001

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

                                  JUNE 30, 2001

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

                                  JUNE 30, 2001

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

NOTE 4:     INVESTOR NOTES PAYABLE

            The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of June 30, 2001. Note sales were terminated on December 31, 2000. All remaining note sale proceeds were collected during January of 2001 and the Company will not have any additional note sales.

            These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933. The Investor Notes bear interest at the rate of 11%. Interest is payable monthly on the 15th day of each month.

            The Investor Notes were issued at various times during fiscal 2000 and in the first quarter 2001, however the maturity date for all of the Investor Notes is December 31, 2004. The Investor Notes are collateralized by the following:

                  1. Automobile contracts for the leasing of new or late model automobiles.
                  2.    The leased vehicles.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2001

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the six-months ended June 30, 2001. The balance sheet at December 31, 2000, as presented, is derived from the audited financial statements at that date.

General.

      As of June 30, 2001, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had originated a total of 300 leases at a cost of $6,000,810.

Results of Operations: Three months ended June 30,2001, compared to three months ended June 30,2000

      For the three months ended June 30, 2001, the company had received monthly contract lease payments of $363,960 and amortization of down payments of $115,193. For the same period in 2000, the Company had contract lease income of $104,247, and amortization of down payments of $24,087. The increase in monthly contract lease payments of $259,713 for the three month period ended June 30, 2001, was the result increased lease activity for the period of 2001, compared to the same period in 2000.

      Operating costs including general and administrative expenses were $174,357 for the three-month period ended June 30, 2001 compared to $309,631 for the same period in 2000. The increase in the 2000 period was due to an increase in marketing fees due to higher lease activity for the period.

      Depreciation and amortization was $292,441 for the three months ended June 30, 2001 compared to $111,467 for the same period in 2000. The increase of $180,974 for the second quarter of 2001 was due to an increase in lease activity for the 2001 period.

      Interest expense for the three months ended June 30, 2001, was $186,674 compared to $65,929 for the same period in 2000. The increase in interest expense for the second quarter of 2001 was due to a larger amount of notes outstanding at June 30, 2001 compared to the same period in 2000.

      Loss on sale of inventory for the quarter ended June 30, 2001, was $92,953 compared to zero for the same period in 2000. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

      The net loss for the quarter ended June 30, 2001, was $257,690 compared to a loss of $350,141 for the same period in 2000. The higher loss for the 2000, period reflects the lower number of new leases added in the period compared to the same period in 2001.

Results of operations: Six-month period ended June 30, 2001 compared to six-months ended June 30, 2000

      Total revenue for the six-months ended June 30, 2001 was $1,013,866 compared to $133,786 for the same period in 2000. The increase in 2001 revenue was due to a substantial increase in lease activity compared to the same period in 2000.

      Operating costs and expenses were $305,133 for the six-month period ended June 30, 2001 compared to $334,834 for the same period in 2000.

      Depreciation and amortization for the six-months ended June 30, 2001 was $582,016 compared to $124,572 for the same period in 2000. The increase in 2001 reflects the higher number of active leases for the 2001 period.

      Interest expense for the six-months ended June 30, 2001, was $376,151 compared to $65,929 for the same period in 2000. The increase in interest expense of $310,222 was due to an increase in notes outstanding for the 2001 period.

      Loss on sale of inventory for the six-month ended June 30, 2001 was $147,203 compared to no loss for the same period in 2000. The loss on sale of inventory for the second quarter of 2001 was the result of leases defaulting early in the lease term and an increase in repossessions. If the economy continues to weaken, the Company anticipates that repossessions will continue to increase.

      The Company had a loss of $374,259 for the Six-months ended June 30, 2001 compared to a loss of $378,555 for the same period in 2000.

Liquidity and Capital Resources

      During the six-months ended June 3 2001, the Company used cash of $1,125,160 in its investing activities and received $198,435 in its financing activities. For the same period in 2000, the Company utilized cash of $2,858,064 in its investing activities and received $3,354,340 in its financing activities.

      The Company's only source of liquidity in the future will be from proceeds from the sale of notes and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 300 leases, included 40 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                      Vehicle                                    Total
                 # of    Gross Cost    Misc.     Total     Down        Sale    Sales Tax  Warranty  Marketing    Amount      Profit
              Contracts  Of Vehicle  Expenses  Payments   Payment     Amount      Credit   Rebate    Fee Paid   Received    (Loss)
Repossession     34       $824,840    $16,843  $118,516   $164,158   $514,260    $24,387   $7,769    $ 94,563   $734,527  ($107,156)
Early Payoff      6       $115,483    $   450  $ 25,078   $ 26,615   $ 99,131    $ 4,462   $    0    $ 15,304   $139,983  $  24,050
                 --       --------    -------  --------   --------   --------    -------   ------    --------   --------  ---------
Total            40       $940,323    $17,293  $143,594   $190,773   $613,391    $28,849   $7,769    $109,867   $874,510  ($ 83,106)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the Second quarter of 2001.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the six months ended June 30,
2001

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