Form 10QSB
period 2001-09-30
TRANSITION AUTO FINANCE III INC
filed 2002-03-20
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. | | Yes |X| No

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As September 30, 2001, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES | | NO |X|

================================================================================

                        TRANSITION AUTO FINANCE III, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                                                                               Page No.
                                                                                                               --------
PART I. FINANCIAL INFORMATION

     ITEM 1.  Financial Statements

              Balance Sheets.................................................................................   3
                September 30, 2001 (Unaudited) and December 31, 2000

              Statements of Income (Unaudited)...............................................................   5
               Quarter and nine months ended September 30, 2001 and September 30, 2000

              Statements of Cash Flows (Unaudited)...........................................................   6
                Nine Months ended September 30, 2001 and September 30, 2000

              Notes to Consolidated Financial Statements (Unaudited).........................................   7

     ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations ....................................................................................  11

PART II. OTHER INFORMATION

     ITEM 1.  Legal Proceedings..............................................................................  12

     ITEM 2.  Changes in Securities and Use of Proceeds......................................................  12

     ITEM 3.  Defaults Upon Senior Securities................................................................  13

     ITEM 4.  Submission of Matters to a Vote of Security Holders............................................  13

     ITEM 5.  Other Information..............................................................................  13

     ITEM 6.  Exhibits and Reports on Form 8-K...............................................................  13

     Signatures..............................................................................................  14

      In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      9 months ended        FYE
                                                                         9/30/2001       12/31/2000
                                                                        (unaudited)     (See Note 1)
                                                                        -----------     ------------
CURRENT ASSETS
  Cash and cash equivalents                                             $   252,316      $ 1,314,761
  Accounts receivable                                                       163,938          156,729
  Vehicles held for sale                                                    817,594          536,354
                                                                        -----------      -----------
      Total Current Assets                                                1,233,848        2,007,844
                                                                        -----------      -----------
PROPERTY, at cost
  Vehicles leased                                                         5,602,551        4,494,590
  Less accumulated depreciation                                            (997,388)        (470,077)
                                                                        -----------      -----------
      Net Property                                                        4,605,163        4,024,513
                                                                        -----------      -----------
OTHER ASSETS
  Debt issuance costs, net of amortization of $236,428 and $108,446         529,646          634,828
                                                                        -----------      -----------

TOTAL ASSETS                                                            $ 6,368,657      $ 6,667,185
                                                                        ===========      ===========

                        TRANSITION AUTO FINANCE III, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            9 Months Ended         FYE
                                                               9/30/2001       12/31/2000
CURRENT LIABILITIES                                           (Unaudited)      (See Note 1)
                                                              -----------      -----------
  Accrued liabilities                                         $   185,133      $   127,343
  Current portion of deferred revenue                             299,635          283,331
                                                              -----------      -----------
        Total Current Liabilities                                 484,768          410,674
                                                              -----------      -----------
OTHER LIABILITIES
  Due to affiliate                                                (41,886)          82,213
  Deferred revenue                                                449,452          449,441
  Investor notes payable                                        6,786,000        6,491,000
                                                              -----------      -----------
      Total Other Liabilities                                   7,193,566        7,022,654
                                                              -----------      -----------

TOTAL LIABILITIES                                               7,678,334        7,433,328
                                                              -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                          100              100
   Additional paid-in capital                                         900              900
   Retained earnings (deficit)                                 (1,310,677)        (767,143)
                                                              -----------      -----------
       Total Stockholders' Equity (Deficit)                    (1,309,677)        (766,143)
                                                              -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                  $ 6,368,657      $ 6,667,185
                                                              ===========      ===========

      Note 1: The Balance sheet at December 31, 2000, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                    Quarter Ended         Nine Months Ended     Quarter Ended       Nine Months Ended
                                  September 30, 2001     September 30, 2001   September 30, 2000   September 30, 2000
                                  ------------------     ------------------   ------------------   ------------------
REVENUES
  Vehicle monthly lease payments           $ 402,803            $ 1,131,091            $ 234,011            $ 342,481
   Amortization of down payments             208,950                494,528               65,583               90,899
                                           ---------            -----------            ---------            ---------

        Total Revenues                       611,753              1,625,619              299,594              433,380
                                           ---------            -----------            ---------            ---------

OPERATING EXPENSES

  Operating costs                            159,554                403,056              157,316              484,627
  General and administrative                  39,309                100,940                  128                7,651
  Depreciation and amortization              312,382                894,398              203,357              327,929
  Impairment loss                                 -0-                    -0-                  -0-                  -0-
                                           ---------            -----------            ---------            ---------

        Total Operating Expenses             511,245              1,398,394              360,801              820,207
                                           ---------            -----------            ---------            ---------

Operating Income (Loss)                      100,508                227,225              (61,207)            (386,827)
                                           ---------            -----------            ---------            ---------

OTHER INCOME (EXPENSE)

Investment income                              3,338                 25,591               26,832               39,826
Other income (expense)                            (1)                   124                   -0-                  -0-
Interest expense                            (186,743)              (562,894)            (111,216)            (177,145)
Loss on sale of inventory                    (86,377)              (233,580)              (3,657)              (3,657)
                                           ---------            -----------            ---------            ---------

       Total Other Income (Expense)         (269,783)              (770,759)             (88,041)            (140,976)
                                           ---------            -----------            ---------            ---------

Provision for Federal Income Taxes                -0-                    -0-                  -0-                  -0-
                                           ---------            -----------            ---------            ---------

Net Loss                                   $(169,275)           $  (543,534)           $ 149,248            $(527,803)
                                           =========            ===========            =========            =========

Loss per share (basic and diluted)         $  169.28            $    543.53            $  149.25            $  537.80

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                9 Months Ended          9 Months Ended
                                                              September 30, 2001      September 30, 2000
                                                              ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $  (543,534)            $  (527,803)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                       894,398                 327,929
     Amortization of down payments                                      (494,528)                (90,899)
     Impairment loss                                                          -0-                     -0-
     Provision for allowance for doubtful accounts                            -0-                     -0-
     (Gain) loss on sale of property                                     233,580                   3,657
Net changes in operating assets and liabilities:
     Accounts receivable                                                  (7,209)                (50,278)
     Accrued liabilities                                                  57,790                 278,552
     Deferred revenue                                                    510,843                 773,682
                                                                     -----------             -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         651,340                 714,840
                                                                     -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                           (2,746,526)             (4,351,183)
   Cash proceeds from sale of property                                   884,639                  23,706
                                                                     -----------             -----------
NET CASH (USED) BY INVESTING ACTIVITIES                               (1,861,887)             (4,327,477)
                                                                     -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                     -0-                     -0-
   Net advances (payments) to affiliates                                (124,099)                 52,330
   Debt issuance costs                                                   (22,799)               (562,742)
   Proceeds from notes payable                                           295,000               5,052,000
                                                                     -----------             -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                148,102               4,541,588
                                                                     -----------             -----------

NET INCREASE (DECREASE)  IN CASH                                      (1,062,445)                928,951

CASH AND CASH EQUIVALENTS, beginning of period                         1,314,761                     897
                                                                     -----------             -----------

CASH AND CASH EQUIVALENTS, end of period                             $   252,316             $   929,848
                                                                     ===========             ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                          $   556,911             $   177,145
                                                                     ===========             ===========
   Income taxes                                                      $        -0-            $        -0-
                                                                     ===========             ===========

      NON-CASH INVESTING ACTIVITIES

      Vehicles purchased during the nine months ended September 30, 2001 with a net book value of $108,400 were reclassified from vehicles leased to vehicles held for sale.

      Vehicles purchased during the nine months ended September, 30, 2000 with a net book value of $296,860 were reclassified from vehicles leased to vehicles held for sale.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2001

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

                               SEPTEMBER 30, 2001

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

                               SEPTEMBER 30, 2001

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

NOTE 4:     INVESTOR NOTES PAYABLE

            The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of September 30, 2001. Note sales were terminated on December 31, 2000. All remaining note sale proceeds were collected during January of 2001 and the Company will not have any additional note sales.

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

                               SEPTEMBER 30, 2001

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the nine-months ended September 30, 2001. The balance sheet at December 31, 2000, as presented, is derived from the audited financial statements at that date.

General.

      As of September 30, 2001, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had originated a total of 355 leases at a cost of $6,989,105.

Results of Operations: Three months ended September 30 ,2000, compared to three months ended September 30,2000

      For the three-months ended September 30, 2001, the company had received monthly contract lease payments of $402,803 and amortization of down payments of $208,950. For the same period in 2000, the Company had contract lease income of $234,011 and amortization of down payments of $65,583. The increase in monthly contract lease payments of $168,792 for the three-month period ended September 30, 2001, was the result of a larger number of active leases for the period of 2001, compared to the same period in 2000.

      Operating costs including general and administrative expenses were $198,863 for the three-month period ended September 30, 2001 compared to $157,444 for the same period in 2000. The increase in the 2001 period was due to higher cost associated with repossessing vehicles and legal and administrative costs for a larger total of leased vehicles.

      Depreciation and amortization was $312,382 for the three months ended September 30, 2001 compared to $203,357 for the same period in 2000. The increase of $109,025 for the second quarter of 2001 was due to an increase in lease activity for the 2001 period and a larger number of active leases for the 2001 period.

      Interest expense for the three months ended September 30, 2001, was $186,743 compared to $111,216 for the same period in 2000. The increase in interest expense for the third quarter of 2001 was due to a larger amount of notes outstanding at September 30, 2001 compared to the same period in 2000.

      Loss on sale of inventory for the quarter ended September 30, 2001, was $86,377 compared to $3,657 for the same period in 2000. Loss on sale of inventory occurs when the book value of the asset exceeds the market value of the repossessed vehicle.

      The net loss for the quarter ended September 30, 2001, was $169,275 compared to a loss of $149,248 for the same period in 2000.

Results of operations: Nine-month period ended September 30, 2001 compared to nine-months ended September 30, 2000

      Total revenue for the nine-months ended September 30, 2001 was $1,625,619 compared to $433,380 for the same period in 2000. The increase in 2001 revenue was due to a substantial increase in lease activity compared to the same period in 2000.

      Operating costs and expenses were $503,996 for the nine-month period ended September 30, 2001 compared to $492,278 for the same period in 2000.

      Depreciation and amortization for the nine-months ended September 30, 2001 was $894,398 compared to $327,929 for the same period in 2000. The increase in 2001 reflects the higher number of active leases for the 2001 period.

      Interest expense for the nine-months ended September 30, 2001, was $562,894 compared to $177,145 for the same period in 2000. The increase in interest expense of $310,222 was due to an increase in notes outstanding for the 2001 period.

      Loss on sale of inventory for the nine-month ended September 30, 2001 was $233,850 compared to $3,657 for the same period in 2000. The loss on sale of inventory for the second quarter of 2001 was the result of leases defaulting early in the lease term and an increase in repossessions. If the economy continues to weaken, the Company anticipates that repossessions will continue to increase.

      The Company had a loss of $543,534 for the nine-months ended September 30, 2001 compared to a loss of $527,803 for the same period in 2000.

Liquidity and Capital Resources

      During the nine-months ended September 30, 2001, the Company used cash of $1,816,887 in its investing activities and received $148,102 in its financing activities. For the same period in 2000, the Company utilized cash of $4,327,477 in its investing activities and received $4,541,588 in its financing activities.

      The Company's only source of liquidity in the future will be from the remaining note proceeds and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 355 leases, included 59 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                    Vehicle                                     Total
               # of    Gross Cost    Misc.     Total      Down       Sale    Sales Tax  Warranty  Marketing     Amount     Profit
            Contracts  Of Vehicle  Expenses   Payments  Payment     Amount     Credit    Rebate    Fee Paid    Received    (Loss)
Repossession   47      $1,154,982   $22,614   $201,219  $225,301   $688,470    $33,097   $7,769    $129,720   $1,026,135  ($151,461)
Early Payoff   12      $  288,354   $   450   $ 83,522  $ 65,438   $233,027    $ 8,696   $    0    $ 37,627   $  353,056   $ 64,252
               --      ----------   -------   --------  --------   --------    -------   ------    --------   ----------   --------
Total          59      $1,443,336   $23,064   $284,741  $290,739   $921,497    $41,793   $7,769    $167,347   $1,379,191  ($ 87,209)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the Third quarter of 2001.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the nine months ended September 30, 2001

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