Form 10KSB40
period 2001-12-31
TRANSITION AUTO FINANCE III INC
filed 2002-04-02
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10KSB. [X]

State issuer's revenues for its most recent fiscal year: $2,244,463

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2001, the issuer had 1,000 shares of common stock outstanding.

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

PART II...........................................................................................................4

Item 5. Market for Common Equity and Related Stockholder Matters..................................................4
Item 6. Management's Discussion and Analysis or Plan of Operations................................................5
Item 7. Financial Statements and Supplementary Data...............................................................6
Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.....................18

PART III.........................................................................................................18

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the
         Exchange Act............................................................................................18
Item 10. Executive Compensation..................................................................................18
Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Stockholders...................19
Item 12. Certain Relationships and Related Transactions..........................................................20
Item 13. Exhibits and Reports on Form 8-K........................................................................21

         In the opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         As of January 27, 2000, Transition Auto Finance III, Inc.'s (the "Company") offering (the "Offering") of 11% Redeemable Secured Notes (the "Notes") was declared effective by the United States Securities & Exchange Commission (the "Commission"). As of December 31, 2001, the end of the period covered by this Report, (i) the Company had sold Notes in an aggregate principal amount of $6,786,000 and (ii) the Company's operating assets consisted of 250 leased vehicles and the lease contracts related thereto, and fifteen vehicles were held in inventory following repossession. Of the Company's 265 lease contracts at December 31, 2001, all were leases newly originated by Transition Leasing Management, Inc. ("Transition Leasing"). As of December 31, 2001 the Company had 85 and 16 leases that were terminated early for repossession and early payoff respectively. As of December 31, 2001, the Company had paid as and when due all installment payments owed on the Notes since their issuance.

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

         The Company was established for the sole purposes of purchasing vehicles from third parties and leasing them to consumers pursuant to lease contracts, collecting and servicing the lease contracts, obtaining capital through borrowings or through sale of debt or equity securities to invest in such lease contracts, remarketing the leased vehicles upon termination of their lease contracts, and all related business activities. During the year ended December 31, 2001, all vehicles and lease contracts acquired by the Company were acquired by the Company directly from lease originations by Transition Leasing.

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

ITEM 2. DESCRIPTION OF PROPERTY

         As of December 31, 2001, the Company's principal executive offices have been located within the offices of Transition Leasing at 8144 Walnut Hill Lane, Suite 680, Dallas, Texas 75231, and its telephone number is (214) 360-9966. As of December 31, 2001, the offices were in suitable condition for the performance of normal and customary activities of the Company. The offices are leased by the Company from Prentiss Properties, on a term of three years for $6,069.71 per month.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, instituted against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the fourth quarter of 2001.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

General.

         As of December 31, 2001, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had originated a total of 397 leases at a cost of approximately $7,622,276. At year-end the Company had received monthly contract lease payments of $1,554,619 and amortization of down payments of $689,844.

         The Company had total revenues in 2001 of $2,244,463 compared to $838,906 in fiscal 2000. Total operating expenses for 2001 were $1,896,127 compared to $1,270,783 in 2000. Operating expenses for 2001 included depreciation of $1,209,907 and $583,081 for 2000. The net loss after depreciation for 2001, was $843,698 and $765,319 for 2000.

Liquidity and Capital Resources

         During the twelve months ended December 31, 2001, the Company utilized cash of $1,942,198 in its investing activities as compared to cash of $203,181 provided by financing activities compared to cash of $5,043,363 provided by investing activities and $5,828,219 in its financing activities during fiscal 2000. The Company's only source of liquidity in the future will be from its remaining proceeds from the sale of notes and its monthly lease payments after interest and other allowed expenses.

Results of Operations

         For the year ended December 31, 2001, the Company had received monthly contract lease payments of $1,554,619 and amortization of down payments of $689,844 compared to $608,793 in monthly lease payments and $230,113 in amortization of down payments for the same period in 2000.

         Operating cost including general and administrative expenses (excluding depreciation) were $686,220 for the year ended December 31, 2001, compared to $687,702 for the same period in 2000.

                Loss on sale of inventory for the year ended December 31, 2001 was $470,901 compared to $7,860 in fiscal 2000. The loss on inventory for fiscal 2000 was not indicative of normal losses since the Company had limited operations in 2000.

          Investment income in fiscal 2001 was $25,893 compared to 50,614 for the same period in 2000.

          Interest expense for the twelve months ended December 31, 2001 was $749,729 compared to $376,234 for the same period in 2000. The increase in interest expense for 2001, was due to the larger amount of notes outstanding.


         The Company's portfolio, which consisted of 265 active leases, and 101 leases which were the result of early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                                 Vehicle
                  # of      Gross Cost      Misc.        Total       Down          Sale
               Contracts    Of Vehicle    Expenses     Payments     Payment       Amount
               ----------   ----------   ----------   ----------   ----------   ---------
Repossession           85   $2,138,339   $   55,452   $  409,340   $  431,594   $1,227,27
Early Payoff           16   $  385,948   $      715   $  114,785   $   81,360   $  313,02
               ----------   ----------   ----------   ----------   ----------   ---------
Total                 101   $2,524,287   $   56,167   $  524,125   $  512,954   $1,540,29


                                                         Total
                Sales Tax    Warranty     Marketing      Amount       Profit
                  Credit       Rebate      Fee Paid     Received      (Loss)
                ----------   ----------   ----------   ----------   ----------
Repossession    $   53,053   $    8,308   $  248,339   $1,881,227   $ (312,565)
Early Payoff    $   12,648   $        0   $   46,782   $  475,033   $   88,370
                ----------   ----------   ----------   ----------   ----------
Total           $   65,701   $    8,308   $  295,121   $2,356,260   $ (224,195)


Note: The above results on early termination does not include any allowance for interest expense

         Loss on repossessions in 2001 was $312,565 compared to $10,719 for the same period in 2000. Higher numbers of repossession is due to the weak economy and the effects of September 11th. The loss of an average of $3,677 per vehicle in 2001 is higher than most previous periods and is due to defaults occurring early in the lease and a weak wholesale market for used vehicles.

         Early payoffs as of December 31, 2001 were 16 compared to 1 at December 31, 2000. Although most early payoffs result in a profit to the Company, a high percentage of early payoffs is not considered a positive factor by the Company. Early payoffs take a performing lease off the books and create cash, which until it is reinvested, is a minimal earning asset.

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

                          INDEX TO FINANCIAL STATEMENTS



                                                                                                 PAGE
                                                                                                 ----

Independent Auditor's Report                                                                        9

Balance Sheets                                                                                     10

Statements of Income                                                                               11

Statements of Cash Flows                                                                           12

Notes to Financial Statements                                                                   13-17

                        TRANSITION AUTO FINANCE III, INC.

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 2001 AND 2000

Board of Directors
Transition Auto Finance III, Inc.



                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Transition Auto Finance III, Inc. (the Company) as of December 31, 2001 and 2000, and the related statements of income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then in conformity with U.S. generally accepted accounting principles.

In connection with our audit, nothing came to our attention that caused us to believe the Company or Transition Leasing Management, Inc., as its servicer, failed to comply with the terms, covenants, provisions or conditions of section
5.6 of the Indenture with Trust Management, Inc., as Trustee insofar as relate to accounting matters. However, our audit was not directed primarily toward obtaining knowledge of such noncompliance.




SPROUSE & ANDERSON, L.L.P.
Austin, Texas
February 15, 2002

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 and 2000


                                                       ASSETS
                                                                                         2001              2000
                                                                                     ------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                                                          $    181,867     $  1,314,761
  Accounts receivable, net of an allowance for doubtful accounts
     Of $34,252 and $20,000                                                               332,026          156,729
  Vehicles held for sale                                                                  398,709          536,354
  Other assets                                                                              2,583              -0-
                                                                                     ------------     ------------
      Total Current Assets                                                                915,185        2,007,844
                                                                                     ------------     ------------

PROPERTY, at cost
  Vehicles leased                                                                       5,568,662        4,494,590
  Less accumulated depreciation                                                          (976,390)        (470,077)
                                                                                     ------------     ------------
      Net Property                                                                      4,592,272        4,024,513
                                                                                     ------------     ------------

OTHER ASSETS
  Debt issuance costs, net of accumulated amortization of $277,170 and
      $ 108,446                                                                           488,904          634,828
  Due from an affiliate                                                                    39,061              -0-
                                                                                     ------------     ------------
TOTAL ASSETS                                                                         $  6,035,422     $  6,667,185
                                                                                     ============     ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                           $     93,915     $    127,343
  Current portion of deferred revenue                                                     282,821          283,331
                                                                                     ------------     ------------
       Total Current Liabilities                                                          376,736          410,674
                                                                                     ------------     ------------

OTHER LIABILITIES
  Due to an affiliate                                                                      52,255           82,213
  Deferred revenue, net of current portion                                                430,272          449,441
  Investor notes payable                                                                6,786,000        6,491,000
                                                                                     ------------     ------------
      Total Other Liabilities                                                           7,268,527        7,022,654
                                                                                     ------------     ------------
                                                                                        7,645,263        7,433,328
TOTAL LIABILITIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares                                                 100              100
      authorized, issued and outstanding
   Additional paid-in capital                                                                 900              900
   Retained earnings (deficit)                                                         (1,610,841)        (767,143)
                                                                                     ------------     ------------
       Total Stockholders' Equity (Deficit)                                            (1,609,841)        (766,143)
                                                                                     ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                                         $  6,035,422     $  6,667,185
                                                                                     ============     ============

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000


                                                                                         2001              2000
                                                                                     ------------     ------------
REVENUES

  Vehicle monthly lease payments                                                     $  1,554,619     $    608,793
   Amortization of down payments                                                          689,844          230,113
                                                                                     ------------     ------------
        Total Revenues                                                                  2,244,463          838,906
                                                                                     ------------     ------------

OPERATING EXPENSES

  Operating costs                                                                         546,159          651,928
  General and administrative                                                              140,061           35,774
  Depreciation and amortization                                                         1,209,907          583,081
                                                                                     ------------     ------------
        Total Operating Expenses                                                        1,896,127        1,270,783
                                                                                     ------------     ------------
                                                                                          348,336         (431,877)
                                                                                     ------------     ------------
Operating Income (Loss)

OTHER INCOME (EXPENSE)

Investment income                                                                          25,893           50,614
Other expense                                                                               2,703               38
Interest expense                                                                         (749,729)        (376,234)
Loss on sale of inventory                                                                (470,901)          (7,860)
                                                                                     ------------     ------------
        Total Other Income (Expense)                                                   (1,192,034)        (333,442)
                                                                                     ------------     ------------
Provision for Federal Income Taxes                                                            -0-              -0-
                                                                                     ------------     ------------
Net Loss                                                                             $   (843,698)    $   (765,319)

Beginning retained earnings (deficit)                                                    (767,143)          (1,824)
                                                                                     ------------     ------------
Ending retained earnings (deficit)                                                   $ (1,610,841)    $   (767,143)
                                                                                     ============     ============
Loss per share (basic and diluted)                                                   $        844     $        765



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000



                                                                   2001             2000
                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $   (843,698)    $   (765,319)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                1,209,907          583,081
     Amortization of down payments                                 (689,844)        (230,113)
     Bad debt expense                                                82,296           20,000
     Loss on sale of property                                       470,901            7,860
Net changes in operating assets and liabilities:
     Accounts receivable                                           (257,592)        (176,729)
     Other assets                                                    (2,583)             -0-
     Accounts Payable and accrued liabilities                       (33,429)         127,343
     Deferred revenue                                               670,165          962,885
                                                               ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           606,123          529,008
                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                      (3,441,318)      (5,080,068)
   Proceeds from sale of property                                 1,499,120           36,705
                                                               ------------     ------------
NET CASH USED BY INVESTING ACTIVITIES                            (1,942,198)      (5,043,363)
                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                            (69,019)         (29,726)
   Debt issuance costs                                              (22,800)        (633,055)
   Proceeds from notes payable                                      295,000        6,491,000
                                                               ------------     ------------
NET CASH PROVIDED  BY FINANCING ACTIVITIES                          203,181        5,828,219
                                                               ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,132,894)       1,313,864

CASH AND CASH EQUIVALENTS, beginning of year                      1,314,761              897
                                                               ------------     ------------

CASH AND CASH EQUIVALENTS, end of year                         $    181,867     $  1,314,761
                                                               ============     ============
CASH PAID DURING THE YEAR FOR
   Interest                                                    $    743,738     $    319,945
                                                               ============     ============
   Income taxes                                                $        -0-     $        -0-
                                                               ============     ============

Non-cash investing activities
Vehicles purchased during 2001 with a net book value of $429,195 were reclassified from vehicles leased to vehicles held for sale at December 31, 2001.

Vehicles purchased during 2000 with a net book value of $536,354 were reclassified from vehicles leased to vehicles held for sale at December 31, 2000.



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

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

                           DECEMBER 31, 2001 AND 2000


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

                           DECEMBER 31, 2001 AND 2000

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CONCENTRATION OF CREDIT RISK

                  A majority of the lessees are residents of the Dallas/Fort Worth Metroplex. Vehicles are used as collateral for leases.

         RECLASSIFICATIONS

                  Certain amounts from prior year have been reclassified for comparative purposes.

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

                  The Company has a deferred tax asset as of December 31, 2001 and 2000 (primarily from net operating loss carryforward), which has been completely offset by recognition of a valuation allowance.

                  The Company has a net operating loss (NOL) carryforward of approximately $951,992 and $382,000 for the year ended December 31, 2001 and 2000 respectively. The Company's NOL carryforward expires on December 31, 2021.


NOTE 4: INVESTOR NOTES PAYABLE

                  The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of December 31,2001.

                  These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933. The Investor Notes bear interest at the rate of 11%. Interest is payable monthly on the 15th day of each month.

                  The Investor Notes were issued at various times during 2001 and 2000, however the maturity date for all of the Investor Notes is December 31, 2004. The Investor Notes are collateralized by the following:

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2001 AND 2000


NOTE 4: INVESTOR NOTES PAYABLE (CONTINUED)

                  1. Automobile contracts for the leasing of new or late model automobiles.

                  2.       The leased vehicles.


         The following table represents Investor Notes outstanding at December 31, 2001:


       Origination Date         Number of Notes                Note Amount
       ----------------         ---------------                -----------
        February 2000                 53                       $  827,000
        March 2000                   136                        1,453,000
        April 2000                    57                          622,000
        May 2000                      35                          354,000
        June 2000                     37                          427,000
        July 2000                     53                          722,000
        August 2000                   40                          332,000
        September 2000                28                          290,000
        October 2000                  33                          311,000
        November 2000                 59                          509,000
        December 2000                 72                          644,000
        January 2001                  30                          295,000
                                                               ----------
                                                               $6,786,000
                                                               ==========

NOTE 5: RELATED PARTIES

         The Company has entered into a Servicing Agreement with Transition Leasing. Transition Leasing will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. Transition Leasing will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. Transition Leasing will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid Transition Leasing $514,870 in 2001 and $621,606 in 2000 for servicing, documentation and marketing fees. The Company also has a receivable from Transition Leasing at December 31, 2001 for $39,061 and a payable to Transition Leasing for $83,922 as of December 31, 2000. The Company has a payable to an affiliate for $52,255 as of December 31, 2001 and a receivable from an affiliate for $1,709 as of December 31, 2000.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2001 AND 2000



NOTE 6: DEFERRED REVENUE

Current year deferred revenue is as follows:

                     Deferred revenues as of January 1, 2000                        $        -0-
                        Down payments received in 2000                                   962,885
                        Amortization of down payments and forfeitures                   (230,113)
                                                                                    ------------
                     Deferred revenue as of December 31, 2000                            732,772
                        Down payments received in 2001                                   670,165
                        Amortization of down payments and forfeitures                   (689,844)
                                                                                    ------------
                     Deferred Revenue as of December 31, 2001                            713,093
                     Less current portion                                               (282,821)
                                                                                    ------------
                       Deferred revenue, net of current portion                     $   430.272
                                                                                    ============

                                       17

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

         The names, ages, backgrounds and principal occupations of the directors and executive officers of the Company as of December 31, 2001 are set forth below:

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

       Randall K. Lowe, age 33, has served as our Vice President since our inception and Vice President of Transition Leasing since July 1998. Prior to joining us and since 1994, Mr. Lowe served as a credit analyst for Bank One in New Orleans, Louisiana and Dallas, Texas. From 1991 to 1994 Mr. Lowe was a credit analyst and branch office manager for Whitney National Bank, N.A. in New Orleans. Mr. Lowe holds a Bachelor of Science degree from Tulane University. Randall Lowe is the son of Ken Lowe.

       William H. Dreger, age 58, joined us in September 1999 and serves as our Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Dreger was Chief Financial Officer and Chief Information Officer for Down to Earth, Inc. in Garland, Texas from 1994 to 1999. From 1985 to 1992, Mr. Dreger was President of Stephenson Financial Services, Inc. in North Hollywood, California. Mr. Dreger has a Bachelor of Business Administration from the University of North Texas at Denton, is a Certified Public Accountant and has over 25 years of experience in accounting and systems.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

         The following table sets forth information, as of December 31, 2001, relating to the beneficial ownership of the Company's Common Stock by any person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.


                                                   Shares of Common Stock            Percentage of Common
           Name of Shareholder                             (1)                              Stock
          -------------------                      ----------------------            --------------------

Transition Leasing Management, Inc.                        1000                             100%
8144 Walnut Hill Lane
Suite 680
Dallas, Texas 75231

Kenneth C. Lowe                                               0 (2)                           0
Randall K. Lowe                                               0                               0
William H. Dreger                                             0                               0

Total                                                      1000                             100%

All officers and directors as a group                         0                             100%

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

         Transition Leasing currently provides purchase and collection services for Transition Auto Finance II, Inc., but does not provide such services to any other party, including affiliates. Transition Leasing, however, may agree in the future, to purchase and service lease contracts for itself, its affiliates and other

         The Company used 2% or $135,720 of the gross proceeds from the Offering to reimburse Transition Leasing, the Company's parent, for offering and organizational expenses paid by it.

         The Company has joined in a Tax Sharing Agreement with Transition Leasing. In general, under the terms of this agreement, Transition Leasing is responsible for making all payments of federal income taxes due with respect to the Affiliated Group to the Internal Revenue Service and all payments of state and local consolidated, combined and unitary income taxes due with respect to the Affiliated Group to the applicable state and local authorities. Under applicable federal tax laws; however, if Transition Leasing fails to make such payments of tax, the other members of the Affiliated Group, including the Company, would be responsible for making such payments. The Company has a net operating loss (NOL) carryforward of approximately $951,992 and $382,000 as of December 31, 2001 and 2000 respectively. The Company's NOL carryforward expires on December 31, 2021.

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

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the last quarter of 2001.

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

                              (Registrant) Transition Auto Finance III, Inc.


                              By    /s/ Kenneth C. Lowe
                                  ----------------------------------------------
                                     Kenneth C. Lowe, President/Chief
                                       Executive Officer

                              Date     April 2, 2002
                                     -------------------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                               By   /s/ Kenneth C. Lowe
                                    --------------------------------------------
                                     Kenneth C. Lowe, President/Chief
                                       Financial Officer

                               Date     April 2, 2002
                                     -------------------------------------------


                               By   /s/ Kenneth C. Lowe
                                    --------------------------------------------
                                     Kenneth C. Lowe, Director

                               Date     April 2, 2002
                                     -------------------------------------------

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------
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