Form 10QSB
period 2002-03-31
TRANSITION AUTO FINANCE III INC
filed 2002-05-15
CIK 1088419

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                   ----------


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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As March 31, 2002, the issuer' had 1,000 shares of common stock


    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

================================================================================

                        TRANSITION AUTO FINANCE III, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2002


                                                                            Page No.
                                                                            --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets
                    March 31, 2002 (Unaudited) and December 31, 2001.........  3

                  Statements of Income (Unaudited)
                    Quarter ended March 31, 2002 and March 31, 2001..........  5

                  Statements of Cash Flows (Unaudited)
                    Three Months ended March 31, 2002 and March 31, 2001.....  6

                  Notes to Consolidated Financial Statements (Unaudited).....  7

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................ 11

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings.......................................... 12

         ITEM 2.  Changes in Securities and Use of Proceeds.................. 12

         ITEM 3.  Defaults Upon Senior Securities............................ 12

         ITEM 4.  Submission of Matters to a Vote of Security Holders........ 12

         ITEM 5.  Other Information.......................................... 12

         ITEM 6.  Exhibits and Reports on Form 8-K........................... 12

         Signatures.......................................................... 13


         In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                  3 months ended        FYE
                                                     3/31/2002       12/31/2001
                                                    (unaudited)     (See Note 1)
                                                  --------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                         $   115,775     $   181,867
  Accounts receivable                                   350,091         332,026
  Vehicles held for sale                                516,803         398,709
  Other Assets                                              -0-           2,583
                                                    -----------     -----------
      Total Current Assets                              982,669         915,185

PROPERTY, at cost
  Vehicles leased                                     5,714,078       5,568,662
  Less accumulated depreciation                      (1,206,497)       (976,390)
                                                    -----------     -----------
      Net Property                                    4,507,581       4,592,272
                                                    -----------     -----------

OTHER ASSETS
  Debt issuance costs, net of amortization
    of $317,912 and $108,446                            448,161         488,904
  Due from Associates                                    20,620          39,061
                                                    -----------     -----------
      Total Other Assets                                468,781         527,965
                                                    -----------     -----------


TOTAL ASSETS                                        $ 5,959,031     $ 6,035,422
                                                    ===========     ===========

                        TRANSITION AUTO FINANCE III, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                   3 Months Ended       FYE
                                                      3/31/2002      12/31/2001
                                                     (Unaudited)    (See Note 1)
                                                   --------------   ------------
CURRENT LIABILITIES
  Accrued liabilities                                $   164,418    $    93,915
  Current portion of deferred revenue                    279,485        282,821
                                                     -----------    -----------
        Total Current Liabilities                        443,903        376,736

OTHER LIABILITIES
  Due to affiliate                                        85,868         52,255
  Deferred revenue                                       417,551        430,272
  Investor notes payable                               6,786,000      6,786,000
                                                     -----------    -----------
      Total Other Liabilities                          7,289,419      7,268,527

TOTAL LIABILITIES                                      7,733,322      7,645,263
                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
      authorized, issued and outstanding                     100            100
   Additional paid-in capital                                900            900
   Retained earnings (deficit)                        (1,775,291)    (1,610,841)
                                                     -----------    -----------
       Total Stockholders' Equity (Deficit)           (1,774,291)    (1,609,841)
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                         $ 5,959,031    $ 6,035,422
                                                     ===========    ===========

     Note 1: The balance sheet at December 31, 2001, as presented, is derived from the audited financial statements at that date.

     See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)


                                                   Quarter Ended    Quarter Ended
                                                   March 31, 2002   March 31, 2001
                                                   --------------   --------------
REVENUES

  Vehicle monthly lease payments                     $ 421,838        $ 364,328
   Amortization of down payments                       174,027          170,385
                                                     ---------        ---------

        Total Revenues                                 595,865          534,713
                                                     ---------        ---------

OPERATING EXPENSES

  Operating costs                                      113,200          120,824
  General and administrative                            39,465            9,952
  Depreciation and amortization                        312,081          289,575
                                                     ---------        ---------
        Total Operating Expenses                       464,746          420,351

Operating Income (Loss)                                131,119          114,362
                                                     ---------        ---------

OTHER INCOME (EXPENSE)

Investment income                                          184           12,726
Other income (expense)                                      39               70
Interest expense                                      (186,703)        (189,477)
Loss on sale of inventory                             (109,088)         (54,250)
                                                     ---------        ---------

        Total Other Income (Expense)                  (295,568)        (230,931)
                                                     ---------        ---------

Provision for Federal Income Taxes                         -0-              -0-
                                                     ---------        ---------

Net Loss                                             $(164,449)       $(116,569)
                                                     =========        =========

Loss per share (basic and diluted)                   $  164.45        $  116.57
                                                     =========        =========


See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                             3 Months Ended  3 Months Ended
                                                             March 31, 2002  March 31, 2001
                                                             --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $  (164,449)   $  (116,569)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                312,081        289,575
     Amortization of down payments                               (174,027)      (170,385)
     Impairment loss                                                  -0-            -0-
     Provision for allowance for doubtful accounts                    -0-            -0-
     (Gain) loss on sale of property                              109,088         54,250
Net changes in operating assets and liabilities:
     Accounts receivable                                          (18,064)       (61,626)
     Accrued liabilities                                           70,503         45,019
     Other assets                                                   2,583            -0-
     Deferred revenue                                             157,970        176,969
                                                              -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  295,685        217,233
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                      (704,515)      (939,127)
   Cash proceeds from sale of property                            327,565        225,999
                                                              -----------    -----------
NET CASH (USED) BY INVESTING ACTIVITIES                          (376,950)      (713,128)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                           15,173        (34,510)
   Debt issuance costs                                                -0-        (22,799)
   Proceeds from notes payable                                        -0-        295,000
                                                              -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          15,173        237,691
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH                                   (66,092)      (258,204)

CASH AND CASH EQUIVALENTS, beginning of period                    181,867      1,314,761
                                                              -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                      $   115,775    $ 1,056,557
                                                              ===========    ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                   $   186,764    $   184,029
                                                              ===========    ===========
   Income taxes                                               $       -0-    $       -0-
                                                              ===========    ===========


See accompanying notes to financial statements.

NON-CASH INVESTING ACTIVITIES

Vehicles with a net book value of $219,935 were reclassified from vehicles leased to vehicles held for resale as of March 31, 2002.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2002

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

          VEHICLES HELD FOR SALE

               Vehicles held for sale are leased vehicles in which the lease term has expired or that have been repossessed. Vehicles held for sale are valued at the lower of book value or market value. Generally, these vehicles will be sold at auction by the Company.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                 MARCH 31, 2002


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

                                 MARCH 31, 2002

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (CONTINUED)

          CONCENTRATION OF CREDIT RISK

               A majority of the lessees are residents of the Dallas/Fort Worth Metroplex. Vehicles are used as collateral for leases.

          ACCOUNTING PRONOUNCEMENTS

               During 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The pronouncement addresses the recognition and remeasurement of obligations associated with the retirement of tangible long-lived assets. In 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and applies to all long-lived assets (including discontinued operations). The Company does not expect these standards to have a material impact on future financial statements or results of operations.


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

               The Company has a deferred tax asset as of December 31, 2001 (primarily from net operating loss carryforward), which has been completely offset by recognition of a valuation allowance.

               The Company has a net operating loss (NOL) carryforward of approximately $951,992 and $382,000 as of December 31, 2001 and 2000 respectively. The Company's NOL carryforward expires on December 31, 2021.

NOTE 4:   INVESTOR NOTES PAYABLE

               The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of March 31, 2002.

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

                    2.   The leased vehicles.

NOTE 5:   RELATED PARTIES

               The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. For the period ending March 31, 2001, the Company paid TLMI $125,832 for the above fees and still owes TLMI $7,468.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended March 31, 2002. The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

General.

         As of March 31, 2002, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had originated a total of 263 leases at a cost of $5,361,672.

Results of Operations

         For the three months ended March 31, 2002, the company had received monthly contract lease payments of $421,838 and amortization of down payments of $174,027. This compares to contract lease payments of $364,328 and amortization of down payments of 170,385 for the same period in 2001. The increase in monthly contract lease payments of $57,510 (15.8%) for the first quarter of 2002 was due to an increase in the number of leased vehicles in 2002. The number of leased vehicles for the three month period ending March 31, 2002 was 271 compared to 229 for the same period in 2001, an increase of 18.3%.

         Operating costs including general and administrative expenses were $152,665 for the three-month period ended March 31, 2002. This compares to $130,776 for the same period in 2001. The increase in operating expenses of $21,889 (16.7%) for the first quarter of 2002, compared to the same period for 2001, was due to the increase in portfolio size from 229 to 271 leased vehicles in the 2002 period.

         Depreciation and amortization was $312,081 for the three months ended March 31, 2002 compared to $289,575 for the first quarter of 2001. The increase in depreciation and amortization for the first quarter of 2002 compared to the first quarter of 2001 was due to the increase in leased vehicles from 229 for the 2001 period compared to 271 for the same period in 2002.

         Interest expense for the three months ended March 31, 2002, was $186,703 compared to $189,477 for the same period in 2001.

         Loss on sale of inventory for the quarter ended March 31, 2002, was $109,088 compared to $54,250 for the first quarter of 2001. The increased loss on sale of inventory was due an increase in the number of defaults early in the lease term when losses are greater.

         The net loss for the quarter ended March 31, 2002, was $164,449 compared to $116,569 for the same period in 2001. The increased loss for the quarter ended March 31, 2002 of $47,880, or 41.1%, was due to increased costs, including marketing fees, associated with the increase in leased vehicles from 229 to 271 for the 2002 period.

Liquidity and Capital Resources

         During the three months ended March 31 2002, the Company used cash of $376,950 in its investing activities and provided $15,173 from its financing activities. For the same period in 2001, the Company used $713,128 in its investing activities and provided $237,691 from its financing activities.

         The Company's only source of liquidity in the future will be from proceeds from the sale of notes and its monthly lease payments after interest and other allowed expenses.

         The Company's portfolio, which consisted of 404 leases, included 133 leases which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                 # of    Gross Cost    Misc.    Total      Down       Sale     Sales Tax  Warranty  Marketing   Amount      Profit
              Contracts  Of Vehicle  Expenses  Payments  Payment     Amount      Credit    Rebate   Fee Paid   Received     (Loss)
              ---------  ----------  --------  --------  --------  ----------  ---------  --------  --------  ----------  ----------
Repossession     108     $2,566,573  $64,152   $526,225  $513,011  $1,455,913   $63,124    $8,308   $295,154  $2,271,427  $(359,298)
Early Payoff      25     $  545,870  $   715   $179,640  $110,467  $  429,498   $14,972    $    0   $ 63,326  $  671,251  $ 124,666
                 ---     ----------  -------   --------  --------  ----------   -------    ------   --------  ----------  ---------
Total            133     $3,112,443  $64,867   $705,865  $623,478  $1,885,411   $78,096    $8,308   $358,480  $2,942,678  $(234,632)

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the First quarter of 2002.

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

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the three months ended March 31, 2002


                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           TRANSITION AUTO FINANCE III, INC.
                                      ------------------------------------------
                                                     (Registrant)


Date: 5/15/02                                /s/ KENNETH C. LOWE
                                      ------------------------------------------
                                             Kenneth C. Lowe, President/
                                             Chief Executive Officer


Date: 5/15/02                                /s/ KENNETH C. LOWE
                                      ------------------------------------------
                                             Kenneth C. Lowe, President/
                                             Chief Operating Officer


Date: 5/15/02                                /s/ KENNETH C. LOWE
                                      ------------------------------------------
                                             Kenneth C. Lowe, President/
                                             Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
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

----------

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