Form 10QSB
period 2002-06-30
TRANSITION AUTO FINANCE III INC
filed 2002-09-19
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As June 30, 2002, the issuer' had 1,000 shares of common stock



    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]



================================================================================

                        TRANSITION AUTO FINANCE III, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2002


                                                                                                           Page No.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

              Balance Sheets......................................................................................3
                June 30, 2002 (Unaudited) and December 31, 2001

              Statements of Income (Unaudited)....................................................................5
                Quarter and six months ended June 30, 2002 and June 30, 2001

              Statements of Cash Flows (Unaudited)................................................................6
                Six Months ended June 30, 2002 and June 30, 2001

              Notes to Consolidated Financial Statements (Unaudited)..............................................7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................11

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings..............................................................................12

         ITEM 2.  Changes in Securities and Use of Proceeds......................................................13

         ITEM 3.  Defaults Upon Senior Securities................................................................13

         ITEM 4.  Submission of Matters to a Vote of Security Holders............................................13

         ITEM 5.  Other Information..............................................................................13

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................13


         Signatures..............................................................................................14



         In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                            6 months ended              FYE
                                                                               6/30/2002             12/31/2001
                                                                              (unaudited)           (See Note 1)
                                                                             ------------           ------------

CURRENT ASSETS
  Cash and cash equivalents                                                  $    185,027           $    181,867
  Other Assets                                                                      4,926                  2,583
  Accounts receivable                                                             428,174                332,026
  Vehicles held for sale                                                          341,379                398,709
                                                                             ------------           ------------
      Total Current Assets                                                        959,506                915,185

PROPERTY, at cost
  Vehicles leased                                                               5,597,724              5,568,662
  Less accumulated depreciation                                                (1,286,836)              (976,390)
                                                                             ------------           ------------
      Net Property                                                              4,310,888              4,592,272
                                                                             ------------           ------------

OTHER ASSETS
  Debt issuance costs, net of amortization of $358,653 and $277,170               407,420                488,904
  Due from Associates                                                              20,620                 39,061
                                                                             ------------           ------------
      Total Other Assets                                                          428,040                527,965
                                                                             ------------           ------------


TOTAL ASSETS                                                                 $  5,698,434           $  6,035,422
                                                                             ============           ============

                        TRANSITION AUTO FINANCE III, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                      6 Months Ended              FYE
                                                         6/30/2002             12/31/2001
                                                        (Unaudited)           (See Note 1)
                                                       ------------           ------------
CURRENT LIABILITIES
  Accrued liabilities                                  $    102,975           $     93,915
  Current portion of deferred revenue                       269,504                282,821
                                                       ------------           ------------
        Total Current Liabilities                           372,479                376,736

OTHER LIABILITIES
  Due to affiliate                                          112,607                 52,255
  Deferred revenue                                          376,816                430,272
  Investor notes payable                                  6,786,000              6,786,000
                                                       ------------           ------------
        Total Other Liabilities                           7,275,423              7,268,527

TOTAL LIABILITIES                                         7,647,902              7,645,263
                                                       ------------           ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
      authorized, issued and outstanding                        100                    100
   Additional paid-in capital                                   900                    900
   Retained earnings (deficit)                           (1,950,468)            (1,610,841)
                                                       ------------           ------------
        Total Stockholders' Equity (Deficit)             (1,949,468)            (1,609,841)
                                                       ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                           $  5,698,434           $  6,035,422
                                                       ============           ============

         Note 1: The balance sheet at December 31, 2001, as presented, is derived from the audited financial statements at that date.

         See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)


                                                 Quarter Ended      Six Months Ended       Quarter Ended      Six Months Ended
                                                 June 30, 2002        June 30, 2002        June 30, 2001        June 30, 2001
                                                ---------------     ----------------      ---------------     ----------------

REVENUES

  Vehicle monthly lease payments                $       406,775      $       828,613      $       363,960      $       728,288
  Amortization of down payments                         152,402              326,429              115,193              285,578
                                                ---------------      ---------------      ---------------      ---------------

        Total Revenues                                  559,177            1,155,042              479,153            1,013,866
                                                ---------------      ---------------      ---------------      ---------------

OPERATING EXPENSES

  Operating costs                                       112,657              225,857              122,678              243,502
  General and administrative                             25,713               65,178               51,679               61,631
  Depreciation and amortization                         298,590              610,671              292,441              582,016
  Impairment loss                                           -0-                  -0-                  -0-                  -0-
                                                ---------------      ---------------      ---------------      ---------------

        Total Operating Expenses                        436,960              901,706              466,798              887,149
                                                ---------------      ---------------      ---------------      ---------------

Operating Income (Loss)                                 122,217              253,336               12,355              126,717
                                                ---------------      ---------------      ---------------      ---------------

OTHER INCOME (EXPENSE)

Investment income                                           227                  411                9,527               22,253
Other income (expense)                                       22                   61                   55                  125
Interest expense                                       (186,667)            (373,370)            (186,674)            (376,151)
Loss on sale of inventory                              (110,976)            (220,064)             (92,953)            (147,203)
                                                ---------------      ---------------      ---------------      ---------------
        Total Other Income (Expense)                   (297,394)            (592,962)            (270,045)            (500,976)
                                                ---------------      ---------------      ---------------      ---------------

Provision for Federal Income Taxes                          -0-                  -0-                  -0-                  -0-
                                                ---------------      ---------------      ---------------      ---------------

Net Loss                                        $      (175,177)     $      (339,626)     $      (257,690)     $      (374,259)
                                                ===============      ===============      ===============      ===============

Profit (Loss) per share (basic and diluted)     $       (175.18)     $       (339.63)     $       (257.69)     $       (374.26)



See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                               6 Months Ended    6 Months Ended
                                                               June 30, 2002      June 30, 2001
                                                               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $   (339,626)     $   (374,259)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                   610,671           582,016
     Amortization of down payments                                  (326,429)         (285,578)
     Impairment loss                                                     -0-               -0-
     Provision for allowance for doubtful accounts                       -0-               -0-
     (Gain) loss on sale of property                                 220,064           147,203
Net changes in operating assets and liabilities:
     Accounts receivable                                             (96,147)          (14,939)
     Other Assets                                                     (2,343)                0
     Accrued liabilities                                               9,060           168,877
     Deferred revenue                                                259,656           319,765
                                                                ------------      ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     334,906           543,085
                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                       (1,151,200)       (1,701,846)
   Cash proceeds from sale of property                               777,543           576,686
                                                                ------------      ------------
NET CASH (USED) BY INVESTING ACTIVITIES                             (373,657)       (1,125,160)
                                                                ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                              41,911           (73,766)
   Debt issuance costs                                                   -0-           (22,799)
   Proceeds from notes payable                                           -0-           295,000
                                                                ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             41,911           198,435
                                                                ------------      ------------

NET INCREASE (DECREASE) IN CASH                                        3,160          (383,640)

CASH AND CASH EQUIVALENTS, beginning of period                       181,867         1,314,761
                                                                ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                        $    185,027      $    931,121
                                                                ============      ============

CASH PAID DURING THE YEAR FOR
   Interest                                                     $    311,824      $    370,216
                                                                ============      ============
   Income taxes                                                 $        -0-      $        -0-
                                                                ============      ============


See accompanying notes to financial statements.

NON-CASH INVESTING ACTIVITIES

Vehicles with a net book value of $275,544 were reclassified from vehicles leased to vehicles held for resale as of June 30, 2002.

NON-CASH INVESTING ACTIVITIES

Vehicles with a net book value of $7,480 were reclassified from vehicles leased to vehicles held for resale as of June 30, 2001.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2002

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

                                  JUNE 30, 2002


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


         OTHER ASSETS

                  Other assets include debt issuance costs incurred in connection with the Company's offering of securities filed with the Securities and Exchange Commission. These costs are being amortized, on a straight-line basis, over the term of the debt securities, which mature on December 31, 2004.

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

                                  JUNE 30, 2002

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

NOTE 4:  INVESTOR NOTES PAYABLE

         The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of June 30, 2002.

         These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933. The Investor Notes bear interest at the rate of 11%. Interest is payable monthly on the 15th day of each month.

         The Investor Notes were issued at various times during 2001 and 2000, however the maturity date for all of the Investor Notes is December 31, 2004. The Investor Notes, are collateralized by the following:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended June 30, 2002. The balance sheet at December 31, 2001, as presented, is derived from the audited financial statements at that date.

General.

         As of June 30, 2002, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had 253 active leases with a net book value of $4,652,267.

Results of Operations: Three months ended June 30, 2002, compared to three months ended June 30, 2001

         For the three months ended June 30, 2002, the company had received monthly contract lease payments of $406,775 and amortization of down payments of $152,402. This compares to contract lease payments of $363,960 and amortization of down payments of 115,193 for the same period in 2001. The nominal increase in monthly contract lease payments for the second quarter of 2002 was primarily the result of timing.

         Operating costs including general and administrative expenses were $138,370 for the three-month period ended June 30, 2002. This compares to $174,357 for the same period in 2001. The decrease in operating expenses for the second quarter of 2002, compared to the same period for 2001, was due to higher professional fees in the second quarter of 2001.

         Depreciation and amortization was $298,590 for the three months ended June 30, 2002 compared to $292,441 for the second quarter of 2001.

         Interest expense for the three months ended June 30, 2002, was $186,667 compared to $186,674 for the same period in 2001.

         Loss on sale of inventory for the quarter ended June 30, 2002, was $110,976 compared to $92,953 for the second quarter of 2001. The increased loss on sale of inventory was due to an increase in the number of defaults early in the lease term when losses are greater and the decrease in used car prices.

         The net loss for the quarter ended June 30, 2002, was $175,177 compared to $257,690 for the same period in 2001. The decrease in loss for the quarter ended June 30, 2002, was due to an increase in lease payments and amortization of deferred revenue.

         On June 30, 2002, Transition Auto Finance II, Inc. defaulted on $6,280,000 of its 11% Redeemable Secured Notes. Due to the recession and September 11 events, TAF II and TAF III experienced a larger than normal number of repossessions. The amount of time necessary to reinvest TAF III proceeds from repossessions substantially reduced the positive impact of leverage. Leverage in this context is the ability to turn cash into performing assets by investing in new leases.

Proposed Extension of Reinvestment Period

           In an attempt to offset this loss of leverage and to avoid a possible default, the Company will likely request that the reinvestment period be extended for an additional year. It is the Company's belief that a one year extension of the leverage period should increase the amount of funds available to retire the TAF III notes.

Results of Operations: Six- month period ended June 30, 2002, compared to six months ended June 30, 2001

         Total revenue for the six-months ended June 30, 2002 was $1,155,042 compared to $1,013,866 for the same period in 2001. The nominal increase in 2002 revenue was due to timing of regularly scheduled payments in conjunction with an increase in Amortization of down payments.

         Operating costs and expenses were $291,035 for the six-month period ended June 30, 2002 compared to $305,133 for the same period in 2001. The nominal reduction was primarily the result of the reduction in marketing fees paid during 2002.

         Depreciation and amortization for the six-months ended June 30, 2002 was $610,671 compared to $582,016 for the same period in 2001. The increase in 2002 reflects the higher number of active leases for the 2002 period.

         Loss on sale of inventory for the six-months ended June 30, 2002 was $220,064 compared to $147,203 loss for the same period in 2001. The loss on sale of inventory for the six-months ended June 30, 2002 was the result of an increase in repossessions. If the economy continues to weaken, the Company anticipates that repossessions will continue to increase.

         The Company had a loss of $339,626 for the Six-months ended June 30, 2002 compared to a loss of $374,259 for the same period in 2001. The decrease in the loss in 2002 was primarily the result of the aforementioned increase in revenues.


Liquidity and Capital Resources

         During the six months ended June 30, 2002, the Company used cash of $373,657 in its investing activities and received $41,911 from its financing activities. For the same period in 2001, the Company used $1,125,160 in its investing activities and received $198,435 from its financing activities.

         The Company's only source of liquidity in the future will be from proceeds from the sale of repossessed vehicles, early terminations, and its monthly lease payments after interest and other allowed expenses.

         The Company's portfolio, which consisted of 423 leases, included 170 leases, which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                                            Vehicle
                    # of       Gross Cost        Misc.          Total          Down           Sale         Sales Tax
                 Contracts     Of Vehicle      Expenses       Payments        Payment        Amount         Credit
Repossession            138   $  3,164,414   $     79,156   $    713,022   $    629,491   $  1,785,163   $     75,374
Early Payoff             32   $    694,814   $        715   $    236,886   $    143,010   $    540,225   $     18,795
               ------------   ------------   ------------   ------------   ------------   ------------   ------------
Total                   170   $  3,859,228   $     79,871   $    949,908   $    772,501   $  2,325,388   $     94,169


                                                Total
                 Warranty       Marketing       Amount         Profit
                  Rebate        Fee Paid       Received        (Loss)
Repossession   $     16,290   $    362,130   $  2,857,211   $   (386,359)
Early Payoff   $          0   $     82,038   $    856,877   $    161,349
               ------------   ------------   ------------   ------------
Total          $     16,290   $    444,168   $  3,714,088   $   (225,010)




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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the second quarter of 2002.


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

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the three months ended June 30, 2002

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          TRANSITION AUTO FINANCE III, INC.
                                     ----------------------------------------------
                                                    (Registrant)


Date:       9/19/02                             /s/ KENNETH C. LOWE
      --------------------           ----------------------------------------------
                                             Kenneth C. Lowe, President/
                                                  Chief Executive Officer


Date:       9/19/02                             /s/ KENNETH C. LOWE
      --------------------           ----------------------------------------------
                                             Kenneth C. Lowe, President/
                                                  Chief Operating Officer


Date:       9/19/02                             /s/ KENNETH C. LOWE
      --------------------           ----------------------------------------------
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

         99.1     Certification of Reporting Officer




* Incorporated by reference from Registration Statement on Form SB-2 of Transition Auto Finance III, Inc. Registration No. 333-80537, filed January 24, 2000.

** Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2 of Transition Auto Finance III, Inc. Registration No. 333-80537 filed January 24, 2000.

*** Incorporated by reference from Amendment No. 3 to Registration Statement on Form SB-2 of Transition Auto Finance III, Inc. Registration No. 333-80537 filed January 24, 2000.