Form 10QSB
period 2002-09-30
TRANSITION AUTO FINANCE III INC
filed 2002-11-14
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As September 30, 2002, the issuer' had 1,000 shares of common stock


    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]



================================================================================

                        TRANSITION AUTO FINANCE III, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                                                                                           Page No.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets..................................................................................3
                    September 30, 2002 (Unaudited) and December 31, 2001

                  Statements of Income (Unaudited)................................................................5
                    Quarter and nine months ended September 30, 2002 and September 30, 2001

                  Statements of Cash Flows (Unaudited)............................................................6
                    Nine Months ended September 30, 2002 and September 30, 2001

                  Notes to Consolidated Financial Statements (Unaudited)..........................................7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .....................................................................11

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

         ITEM 3.  Defaults Upon Senior Securities................................................................13

         ITEM 4.  Submission of Matters to a Vote of Security Holders............................................13

         ITEM 5.  Other Information..............................................................................13

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................13

         Signatures .............................................................................................14

         In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                           9 months ended           FYE
                                                                             9/30/2002           12/31/2001
                                                                            (unaudited)         (See Note 1)
                                                                           --------------      --------------
CURRENT ASSETS
  Cash and cash equivalents                                                $      351,166      $      181,867
  Other Assets                                                                      3,629               2,583
  Accounts receivable                                                             407,948             332,026
  Vehicles held for sale                                                          363,725             398,709
                                                                           --------------      --------------
      Total Current Assets                                                      1,126,468             915,185

PROPERTY, at cost
  Vehicles leased                                                               5,280,700           5,568,662
  Less accumulated depreciation                                                (1,335,984)           (976,390)
                                                                           --------------      --------------
      Net Property                                                              3,944,716           4,592,272
                                                                           --------------      --------------

OTHER ASSETS
  Debt issuance costs, net of amortization of $399,395 and $277,170               366,679             488,904
  Due from Associates                                                              20,620              39,061
                                                                           --------------      --------------
      Total Other Assets                                                          387,299             527,965
                                                                           --------------      --------------


TOTAL ASSETS                                                               $    5,458,483      $    6,035,422
                                                                           ==============      ==============


See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                            9 Months Ended           FYE
                                                              9/30/2002           12/31/2001
                                                             (Unaudited)         (See Note 1)
                                                            --------------      --------------
CURRENT LIABILITIES
  Accrued liabilities                                       $      195,172      $       93,915
  Current portion of deferred revenue                              230,356             282,821
                                                            --------------      --------------
        Total Current Liabilities                                  425,528             376,736

OTHER LIABILITIES
  Due to affiliate                                                  34,616              52,255
  Deferred revenue                                                 350,935             430,272
  Investor notes payable                                         6,786,000           6,786,000
                                                            --------------      --------------
      Total Other Liabilities                                    7,171,551           7,268,527

TOTAL LIABILITIES                                                7,597,079           7,645,263
                                                            --------------      --------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
      authorized, issued and outstanding                               100                 100
   Additional paid-in capital                                          900                 900
   Retained earnings (deficit)                                  (2,139,596)         (1,610,841)
                                                            --------------      --------------
       Total Stockholders' Equity (Deficit)                     (2,138,596)         (1,609,841)
                                                            --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                $    5,458,483      $    6,035,422
                                                            ==============      ==============

Note 1: The balance sheet at December 31, 2001, as presented, is derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)


                                          Quarter Ended     Nine Months Ended     Quarter Ended     Nine Months Ended
                                       September 30, 2002  September 30, 2002  September 30, 2001  September 30, 2001
                                       ------------------  ------------------  ------------------  ------------------
REVENUES

  Vehicle monthly lease payments         $      397,488      $    1,226,101      $      402,803      $    1,131,091
   Amortization of down payments                163,187             489,616             208,950             494,528
                                         --------------      --------------      --------------      --------------

        Total Revenues                          560,675           1,715,717             611,753           1,625,619
                                         --------------      --------------      --------------      --------------

OPERATING EXPENSES

  Operating costs                                90,658             316,515             159,554             403,056
  General and administrative                     16,335              81,513              39,309             100,940
  Depreciation and amortization                 293,061             903,732             312,382             894,398
  Impairment loss                                   -0-                 -0-                 -0-                 -0-
                                         --------------      --------------      --------------      --------------

        Total Operating Expenses                400,054           1,301,760             511,245           1,398,394
                                         --------------      --------------      --------------      --------------

Operating Income (Loss)                         160,621             413,957             100,508             227,225
                                         --------------      --------------      --------------      --------------

OTHER INCOME (EXPENSE)

Investment income                                   309                 720               3,338              25,591
Other income (expense)                               17                  78                  (1)                124
Interest expense                               (186,729)           (560,099)           (186,743)           (562,894)
Loss on sale of inventory                      (163,346)           (383,410)            (86,377)           (233,580)
                                         --------------      --------------      --------------      --------------

       Total Other Income (Expense)            (349,749)           (942,711)           (269,783)           (770,759)
                                         --------------      --------------      --------------      --------------

Provision for Federal Income Taxes                  -0-                 -0-                 -0-                 -0-
                                         --------------      --------------      --------------      --------------

Net Loss                                 $     (189,128)     $     (528,754)     $     (169,275)     $     (543,534)
                                         ==============      ==============      ==============      ==============

Loss per share (basic and diluted)       $       189.13      $       528.75      $       169.28      $       543.53


See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                       9 Months Ended      9 Months Ended
                                                                     September 30, 2002  September 30, 2001
                                                                     ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $     (528,754)     $     (543,534)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                            903,732             894,398
     Amortization of down payments                                           (489,616)           (494,528)
     Impairment loss                                                              -0-                 -0-
     Provision for allowance for doubtful accounts                                -0-                 -0-
     (Gain) loss on sale of property                                          383,410             233,580
Net changes in operating assets and liabilities:
     Accounts receivable                                                      (75,922)             (7,209)
     Other Assets                                                              (1,047)             57,790
     Accrued liabilities                                                      101,257
     Deferred revenue                                                         357,814             510,843
                                                                       --------------      --------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                              650,874             651,340
                                                                       --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                (1,718,939)         (2,746,526)
   Cash proceeds from sale of property                                      1,238,167             884,639
                                                                       --------------      --------------
NET CASH (USED) BY INVESTING ACTIVITIES                                      (480,772)         (1,861,887)
                                                                       --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                                         (802)           (124,099)
   Debt issuance costs                                                             (1)            (22,799)
   Proceeds from notes payable                                                    -0-             295,000
                                                                       --------------      --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        (803)            148,102
                                                                       --------------      --------------

NET INCREASE (DECREASE) IN CASH                                               169,299          (1,062,445)

CASH AND CASH EQUIVALENTS, beginning of period                                181,867           1,314,761
                                                                       --------------      --------------

CASH AND CASH EQUIVALENTS, end of period                               $      351,166      $      252,316
                                                                       ==============      ==============

CASH PAID DURING THE YEAR FOR
   Interest                                                            $      498,553      $      556,911
                                                                       ==============      ==============
   Income taxes                                                        $          -0-      $          -0-
                                                                       ==============      ==============


See accompanying notes to financial statements.

NON-CASH INVESTING ACTIVITIES

Vehicles with a net book value of $279,699 were reclassified from vehicles leased to vehicles held for resale as of September 30, 2002.

NON-CASH INVESTING ACTIVITIES

Vehicles with a net book value of $108,400 were reclassified from vehicles leased to vehicles held for resale as of September 30, 2001.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2002

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

                               SEPTEMBER 30, 2002


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

                               SEPTEMBER 30, 2002

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

                  In April 2002, the FASB issued Statement 145, Rescission of FASB Statements 4, 44 and 64 and Amendment of FASB 13. This Statement addresses financial accounting and reporting associated with the extinguishment of certain debts and leases. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

                  In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement will be effective after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

                  In October 2002, the FASB issued Statement 147, Acquisitions of Certain Financial Institutions. This Statement will be effective October 1, 2002, but will have no effect on the Company's financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2002


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

NOTE 4:  INVESTOR NOTES PAYABLE

         The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of September 30, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended September 30, 2002. The balance sheet at December 31, 2001, as presented, is derived from the audited financial statements at that date.

General.

         As of September 30, 2002, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had 248 active leases with a net book value of $3,944,716.

Results of Operations: Three months ended September 30, 2002, compared to three months ended September 30, 2001.

         For the three months ended September 2002, the company had received monthly contract lease payments of $397,488 and amortization of down payments of $163,187. This compares to contract lease payments of $402,803 and amortization of down payments of $208,950 for the same period in 2001. The decrease in monthly contract lease payments for the third quarter of 2002 was primarily the result of fewer active leases for the 2002 period.

         Operating costs including general and administrative expenses were $106,993 for the three-month period ended September 30, 2002. This compares to $198,863 for the same period in 2001. The decrease in operating expenses for the third quarter of 2002, compared to the same period for 2001, was due to higher bad debt expense in 2001 and lower marketing fees in 2002.

         Depreciation and amortization was $293,061 for the three months ended September 30, 2002 compared to $312,382 for the third quarter of 2001.

         Interest expense for the three months ended September 30, 2002, was $186,729 compared to $186,743 for the same period in 2001.

         Loss on sale of inventory for the quarter ended September 30, 2002, was $163,346 compared to $86,377 for the third quarter of 2001. The increased loss on sale of inventory was due to an increase in the number of defaults early in the lease term when losses are greater, and the decrease in used car prices.

         The net loss for the quarter ended September 30, 2002, was $189,128 compared to $169,275 for the same period in 2001. The increase in loss for the quarter ended September 30, 2002, was due to lower lease payments as described above.

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

Proposed Extension of Reinvestment Period

         In an attempt to offset this loss of leverage and to minimize the possibility of a default, the Company will likely request that the note-holders agree to extend the reinvestment period for 1-2 years. It is the Company's belief that extending the leverage period should increase the amount of funds available for note repayment.

Results of Operations: Nine- month period ended September 30, 2002, compared to nine months ended September 30, 2001.

         Total revenue for the nine-months ended September 30, 2002 was $1,715,717 compared to $1,625,619 for the same period in 2001. The nominal increase in 2002 revenue was due to larger amount of late payment fees and an increase in lease payments in the first six months of 2002.

         Operating costs and expenses were $398,028 for the nine-month period ended September 30, 2002 compared to $503,996 for the same period in 2001. The reduction was primarily the result of less marketing fee expense and less bad debt expense for the 2002 period.

         Depreciation and amortization for the nine-months ended September 30, 2002 was $903,732 compared to $894,398 for the same period in 2001.

         Interest expense for the nine months ended September 30, 2002 was $560,099 compared to $562,894 for the same period in 2001.

         Loss on sale of inventory for the nine-months ended September 30, 2002 was $383,410 compared to $233,580 loss for the same period in 2001. The increase in loss on sale of inventory for the nine-months ended September 30, 2002 was the result of an increase in repossessions. If the economy continues to weaken, the Company anticipates that repossessions will continue to increase.

         The Company had a loss of $528,754 for the nine-months ended September 30, 2002 compared to a loss of $543,534 for the same period in 2001.

Liquidity and Capital Resources

         During the nine months ended September 30, 2002, the Company used cash of $480,772 in its investing activities and received $(803) from its financing activities. For the same period in 2001, the Company used $1,861,887 in its investing activities and received $148,102 from its financing activities.

         The Company's only source of liquidity in the future will be from proceeds from the sale of repossessed vehicles, early terminations, and its monthly lease payments after interest and other allowed expenses.

         The Company's portfolio, which consisted of 452 leases, included 204 leases, which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                                                     Vehicle
                       # of         Gross Cost        Misc.           Total           Down             Sale
                    Contracts       Of Vehicle       Expenses        Payments        Payment          Amount
                   ------------    ------------    ------------    ------------    ------------    ------------
Repossession                165    $  3,845,668    $     94,730    $    925,636    $    754,922    $  2,134,963
Early Payoff                 39    $    844,120    $        817    $    293,008    $    179,165    $    651,050
                   ------------    ------------    ------------    ------------    ------------    ------------
Total                       204    $  4,689,788    $     95,547    $  1,218,644    $    934,087    $  2,786,013

                                                                      Total
                    Sales Tax       Warranty        Marketing         Amount         Profit
                      Credit          Rebate         Fee Paid        Received        (Loss)
                   ------------    ------------    ------------    ------------    ------------
Repossession       $     91,187    $     34,394    $    434,252    $  3,506,850    $   (433,548)
Early Payoff       $     22,257    $      1,399    $    102,827    $  1,044,051    $    199,114
                   ------------    ------------    ------------    ------------    ------------
Total              $    113,444    $     35,793    $    537,079    $  4,550,901    $   (234,434)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the third quarter of 2002.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the nine months ended September 30, 2002

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TRANSITION AUTO FINANCE III, INC.
                                   --------------------------------------------
                                                  (Registrant)


Date:  November 14, 2002                      /s/ KENNETH C. LOWE
      ----------------------       --------------------------------------------
                                             Kenneth C. Lowe, President/
                                             Chief Executive Officer


Date:  November 14, 2002                      /s/ KENNETH C. LOWE
      ----------------------       --------------------------------------------
                                             Kenneth C. Lowe, President/
                                             Chief Operating Officer


Date:  November 14, 2002                      /s/ KENNETH C. LOWE
      ----------------------       --------------------------------------------
                                             Kenneth C. Lowe, President/
                                             Chief Financial Officer

           CERTIFICATE OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

I, Kenneth C. Lowe, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Transition Auto Finance III (TAF III).

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of TAF III as of, and for, the periods presented in this quarterly report.

4. TAF III's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for TAF III and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to TAF III, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of TAF III's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. TAF III's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and TAF III's Board of Directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect TAF III's ability to record, process, summarize and report financial data and have identified for TAF III's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in TAF III's internal controls.

6. TAF III's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

/s/ KENNETH C. LOWE
-------------------------------------------
Kenneth C. Lowe,
Chief Executive and Chief Financial Officer

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