Form 10KSB
period 2002-12-31
TRANSITION AUTO FINANCE III INC
filed 2003-03-31
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                        COMMISSION FILE NUMBER: 333-80537


                        TRANSITION AUTO FINANCE III, INC.
               (Exact name of registrant as specified in charter)


                TEXAS                                          75-2822804
   (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number)


    8144 WALNUT HILL LANE., SUITE 680,
               DALLAS, TEXAS                                    75231
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10KSB. [X]

State issuer's revenues for its most recent fiscal year: $2,220,957

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2002, the issuer had 1,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I...........................................................................................................     3

Item 1. Description of Business..................................................................................     3
Item 2. Description of Property..................................................................................     4
Item 3. Legal Proceedings........................................................................................     4
Item 4. Submission of Matters to a Vote of Security Holders......................................................     4

PART II..........................................................................................................     4

Item 5. Market for Common Equity and Related Stockholder Matters.................................................     4
Item 6. Management's Discussion and Analysis or Plan of Operations...............................................     5
Item 7. Financial Statements and Supplementary Data..............................................................     6
Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.....................    18

PART III.........................................................................................................    18

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the
         Exchange Act............................................................................................    18
Item 10. Executive Compensation..................................................................................    18
Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Stockholders...................    18
Item 12. Certain Relationships and Related Transactions..........................................................    20
Item 13. Exhibits and Reports on Form 8-K........................................................................    21

         In the opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         As of January 27, 2000, Transition Auto Finance III, Inc.'s (the "Company") offering (the "Offering") of 11% Redeemable Secured Notes (the "Notes") was declared effective by the United States Securities & Exchange Commission (the "Commission"). As of December 31, 2002, the end of the period covered by this Report, (i) the Company had sold Notes in an aggregate principal amount of $6,786,000 and (ii) the Company's operating assets consisted of 226 leased vehicles and the lease contracts related thereto, and thirteen vehicles were held in inventory following repossession. Of the Company's 226 lease contracts at December 31, 2002, all were leases newly originated by Transition Leasing Management, Inc. ("Transition Leasing"). As of December 31, 2002 the Company had 190 and 46 leases that were terminated early for repossession and early payoff respectively. As of December 31, 2002, the Company had paid as and when due all installment payments owed on the Notes since their issuance.

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

         The Company was established for the sole purposes of purchasing vehicles from third parties and leasing them to consumers pursuant to lease contracts, collecting and servicing the lease contracts, obtaining capital through borrowings or through sale of debt or equity securities to invest in such lease contracts, remarketing the leased vehicles upon termination of their lease contracts, and all related business activities. During the year ended December 31, 2002, all vehicles and lease contracts acquired by the Company were acquired by the Company directly from lease originations by Transition Leasing.

         The funds necessary to purchase the lease contracts or leased vehicles were initially provided solely from the sale of the Notes in the Offering. In addition to the proceeds of the Offering, subject to the prior payment of interest due upon the Notes and payment of certain allowed expenses, the collection proceeds from the lease contracts have and will continue to be used by the Company to purchase or acquire additional lease contracts until the Sinking Fund Trigger Date. The Sinking Fund Trigger Date was originally December 31, 2002 but due to the economy and the events of September 11, the Company requested and received a majority vote of the Noteholders that permitted the extension of the Sinking Fund Trigger Date from December 31, 2002 until December 31, 2004. (See Managements's Discussion and Analysis). While the Notes remain outstanding, the Company is prohibited from engaging in any business other than the purchase and acquisition of the leased vehicles and the lease contracts, the collection and servicing of the lease contracts (including repossession and resale of the leased vehicles collateral), remarketing of the leased vehicles upon termination of the lease contracts, and from incurring any additional indebtedness other than the allowed expenses permitted under the Indenture and any other amounts incurred in the ordinary course of its business.

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


ITEM 2. DESCRIPTION OF PROPERTY

         As of December 31, 2002, the Company's principal executive offices have been located within the offices of Transition Leasing at 8144 Walnut Hill Lane, Suite 680, Dallas, Texas 75231, and its telephone number is (214) 360-9966. As of December 31, 2002, the offices were in suitable condition for the performance of normal and customary activities of the Company. The offices are leased by the Company from Prentiss Properties, on a term of three years for $3,625.58 per month.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, instituted against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of the Company's sole stockholder during the fourth quarter of 2002.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

General.

         As of December 31, 2002, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had a total of 226 leases with a net book value of $2,980,024.

Results of Operations

         For the year ended December 31, 2002, the Company had received monthly contract lease payments of $1,601,180 and amortization of down payments of $619,777 compared to $1,554,619 in monthly lease payments and $689,844 in amortization of down payments for the same period in 2001.

         Operating cost including general and administrative expenses (excluding depreciation) were $686,220 for the year ended December 31, 2001, compared to $768,499 for the same period in 2002. Higher expenses of $82,279 in 2002 were primarily due to an increase in general and administrative costs.

                Depreciation in fiscal 2002 was $1,181,745 compared to $1,209,907 for the same period in 2001.

               Operating income for fiscal 2002 was $270, 712 compared to $348,336 for the same period in 2001. The decrease in operating income for 2002 was also due to the increase in general and administrative costs.

                Loss on sale of property for the year ended December 31, 2001 was $470,901 compared to $470,080 in fiscal
2002.

          Investment income in fiscal 2001 was $25,893 compared to $1,100 for the same period in 2002. The higher investment income in 2001 was due to uninvested lease funds earning bank interest.

          Interest expense for the twelve months ended December 31, 2001 was $749,729 compared to $746,829 for the same period in 2002.

                The net loss for fiscal 2002 was $945,200 compared to $843,698 for the same period in 2001. The larger loss in 2002 was due to higher expense and a slight decrease in revenue.

                 On June 30, 2002 Transition Auto Finance II defaulted on its 11% Redeemable Secured Notes. Due to the recession and September 11, events, TAF II and TAF III experienced a larger than normal number of repossessions. The amount of time necessary to reinvest TAF III proceeds from repossessions substantially reduced the positive impact of leverage. Leverage in this context is the ability to turn cash into performing assets by investing in leases.

Extension of Reinvestment Period

                In an attempt to offset this loss of leverage and to minimize the possibility of a default, the Company requested that the Noteholders consent to an amendment to the Indenture which would extend the reinvestment period from December 31, 2002 to December 31, 2004. The Consent Solicitation was approved by a majority of the noteholders and the Indenture was amended to reflect the extended reinvestment period.

Liquidity and Capital Resources

         During the twelve months ended December 31, 2001, the Company utilized cash of $1,942,198 in its investing activities and received cash of $203,181 provided by financing activities. This compares to cash of $239,445 used by investing activities and $31,114 used in its financing activities during fiscal 2002. The Company's only source of liquidity in the future will be from its monthly lease payments after interest and other allowed expenses.


The Company's portfolio, which consisted of 226 active leases, and 236 leases which were the result of early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                                       Vehicle
                   # of       Gross Cost       Misc.       Total          Down           Sale
                Contracts     Of Vehicle     Expenses     Payments       Payment        Amount
                ----------    ----------    ----------    ----------    ----------    ----------
Repossession           190    $4,366,446    $  108,113    $1,102,498    $  843,621    $2,392,138
Early Payoff            46    $  985,773    $      817    $  373,105    $  202,216    $  747,203
                ----------    ----------    ----------    ----------    ----------    ----------
Total                  236    $5,352,219    $  108,930    $1,475,603    $1,045,837    $3,139,341
                                                            Total
                Sales Tax       Warranty     Marketing       Amount        Profit
                  Credit         Rebate       Fee Paid      Received       (Loss)
                ----------    ----------    ----------    ----------    ----------
Repossession    $  102,215    $   41,345    $  485,254    $3,996,563    $ (477,996)
Early Payoff    $   27,004    $    1,399    $  116,082    $1,234,845    $  248,256
                ----------    ----------    ----------    ----------    ----------
Total           $  129,219    $   42,744    $  601,336    $5,231,408    $ (229,740)


Note: The above results on early termination does not include any allowance for interest expense

         Loss on repossessions in 2002 was $477,996 compared to $312,565 for the same period in 2001. Higher numbers of repossession is due to the weak economy and the effects of September 11th. The loss of an average of $2,516 per vehicle in 2002 is lower than most previous periods and is due to the aging of the portfolio with defaults occurring later in the lease.

         Early payoffs as of December 31, 2002 were 46 compared to 16 at December 31, 2001. Although most early payoffs result in a profit to the Company, a high percentage of early payoffs is not considered a positive factor by the Company. Early payoffs take a performing lease off the books and create cash, which, until it is reinvested, is a minimal earning asset.

         The Company believes that early payoffs generally occur as a result of the customer performing on his lease and consequently rebuilding his credit. Many times his improved credit will allow him to finance a new vehicle through traditional sources by trading in his leased vehicle, payoff the lease balance, and still have a more favorable payment than he currently has with his leased vehicle with the Company.

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
INDEPENDENT AUDITORS' REPORT                                                 9

FINANCIAL STATEMENTS

Balance Sheets....                                                          10

Statements of Income (Loss) and Changes in Retained Earnings (Deficit)      11

Statements of Cash Flows                                                    12

Notes to Financial Statements                                            13-17

                        TRANSITION AUTO FINANCE III, INC.

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 2002 AND 2001

Board of Directors
Transition Auto Finance III, Inc.


                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Transition Auto Finance III, Inc. (the Company) as of December 31, 2002 and 2001, and the related statements of income (loss) and changes in retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then in conformity with U.S. generally accepted accounting principles.

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




Austin, Texas
February 14, 2003

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2002 and 2001


                                     ASSETS
                                                                                       2002            2001
                                                                                   -----------     -----------
CURRENT ASSETS
  Cash and cash equivalents                                                        $   383,300     $   181,867
  Accounts receivable, net of an allowance for doubtful accounts
     Of $276,000 and $34,252                                                           310,316         332,026
  Vehicles held for sale                                                               304,538
                                                                                                       398,709
  Other assets                                                                           6,710           2,583
                                                                                   -----------     -----------
      Total Current Assets                                                           1,004,864         915,185
                                                                                   -----------     -----------

PROPERTY, at cost
  Vehicles leased                                                                    4,711,054       5,568,662
  Less accumulated depreciation                                                     (1,274,023)       (976,390)
                                                                                   -----------     -----------
      Net Property                                                                   3,437,031       4,592,272
                                                                                   -----------     -----------

OTHER ASSETS
  Debt issuance costs, net of accumulated amortization of $440,137 and
    $277,170                                                                           325,936         488,904
  Due from an affiliate                                                                 20,620          39,061
                                                                                   -----------     -----------
       Total Other Assets                                                              346,556         527,965
                                                                                   -----------     -----------
TOTAL ASSETS                                                                       $ 4,788,451     $ 6,035,422
                                                                                   ===========     ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                         $    67,666     $    93,915
  Current portion of deferred revenue                                                  213,921         282,821
                                                                                   -----------     -----------
       Total Current Liabilities                                                       281,587         376,736
                                                                                   -----------     -----------

OTHER LIABILITIES
  Due to an affiliate                                                                    2,700          52,255
  Deferred revenue, net of current portion                                             244,526         430,272
  Investor notes payable                                                             6,786,000       6,786,000
                                                                                   -----------     -----------
      Total Other Liabilities                                                        7,033,226       7,268,527
                                                                                   -----------     -----------

TOTAL LIABILITIES                                                                    7,314,813       7,645,263
                                                                                   -----------     -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
     authorized, issued and outstanding                                                    100             100
   Additional paid-in capital                                                              900             900
   Retained earnings (deficit)                                                      (2,527,362)     (1,610,841)
                                                                                   -----------     -----------
       Total Stockholders' Equity (Deficit)                                         (2,526,362)     (1,609,841)
                                                                                   -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                                       $ 4,788.451     $ 6,035,422
                                                                                   ===========     ===========

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001


                                             2002            2001
                                         -----------     -----------
REVENUES

  Vehicle monthly lease payments         $ 1,601,180     $ 1,554,619
   Amortization of down payments             619,777         689,844
                                         -----------     -----------
        Total Revenues                     2,220,957       2,244,463
                                         -----------     -----------

OPERATING EXPENSES

  Operating costs                            392,755         546,159
  General and administrative                 375,744         140,061
  Depreciation and amortization            1,181,745       1,209,907
                                         -----------     -----------
        Total Operating Expenses           1,950,244       1,896,127
                                         -----------     -----------

Operating Income (Loss)                      270,712         348,336
                                         -----------     -----------

OTHER INCOME (EXPENSE)

Investment income                              1,100          25,893
Other income (expense)                          (104)          2,703
Interest expense                            (746,829)       (749,729)
Loss on sale of inventory                   (470,080)       (470,901)
                                         -----------     -----------
        Total Other Income (Expense)      (1,215,913)     (1,192,034)
                                         -----------     -----------

Provision for Federal Income Taxes               -0-             -0-
                                         -----------     -----------
Net Loss                                 $  (945,200)   $  (843,698)


Beginning retained earnings (deficit)     (1,610,841)       (767,143)
                                         -----------     -----------
Ending retained earnings (deficit)       $(2,556,041)    $(1,610,841)
                                         ===========     ===========
Loss per share (basic and diluted)       $       945     $       844


              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001


                                                                   2002           2001
                                                               -----------     -----------
Cash flows from operating activities
Net loss                                                       $  (945,200)    $  (843,698)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                               1,181,745       1,209,907
     Amortization of down payments                                (619,777)       (689,844)
     Bad debt expense                                              276,523          82,296
     Loss on sale of property                                      470,080         470,901
Net changes in operating assets and liabilities:
     Accounts receivable                                          (254,813)       (257,592)
     Other assets                                                   (4,127)         (2,583)
     Accounts Payable and accrued liabilities                      (26,249)        (33,429)
     Deferred revenue                                              393,810         670,165
                                                               -----------     -----------
Net cash provided by operating activities                          471,992         606,123
                                                               -----------     -----------

Cash flows from investing activities
   Purchase of fixed assets                                     (1,830,940)     (3,441,318)
   Proceeds from sale of property                                1,591,495       1,499,120
                                                               -----------     -----------
Net cash used by investing activities                             (239,445)     (1,942,198)
                                                               -----------     -----------

Cash flows from financing activities
   Net advances (payments) to affiliates                           (31,114)        (69,019)
   Debt issuance costs                                                 -0-         (22,800)
   Proceeds from notes payable                                         -0-         295,000
                                                               -----------     -----------
                                                                  (31,114)         203,181
                                                               -----------     -----------
Net Increase (DECREASE)  In cash and cash equivalents              201,433      (1,132,894

CASH AND CASH EQUIVALENTS, beginning of year                       181,867       1,314,761
                                                               -----------     -----------

CASH AND CASH EQUIVALENTS, end of year                         $   383,300     $   181,867
                                                               ===========     ===========

Cash paid during the YEAR for
   Interest                                                    $   746,828     $   743,738
                                                               ===========     ===========
   Income taxes                                                $       -0-     $       -0-
                                                               ===========     ===========

NON-CASH INVESTING ACTIVITIES

Vehicles purchased during 2002 with a net book value of $329,702 were reclassified from vehicles leased to vehicles held for sale at December 31, 2002.

Vehicles purchased during 2001 with a net book value of $429,195 were reclassified from vehicles leased to vehicles held for sale at December 31, 2001.

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

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

         ACCOUNTS RECEIVABLE

                  The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management's evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged-off accounts are added to the allowance.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2002 AND 2001


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


         VEHICLES HELD FOR SALE

                  Vehicles held for sale are leased vehicles in which the lease term has expired or that have been repossessed. Vehicles held for sale are valued at the lower of cost or fair value. The cost is the net book value of the vehicle after it has been returned to the Company either through repossession or early termination of the lease. Generally these vehicles will be released or sold at auction by the Company with in a year.

         PROPERTY

                  Property consists of leased vehicles, which are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line-method. Leased vehicle depreciation is calculated over the term of the vehicle lease, using the cost of the vehicle less the estimated residual value of the vehicle at the end of the lease. Present leases have terms ranging from thirty-six to forty-eight months.

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

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2002 AND 2001


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  (CONTINUED)


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

                  The Company has a deferred tax asset as of $678,000 and $324,000 as of December 31, 2002 and 2001 (primarily from net operating loss carryforward), which has been completely offset by recognition of a valuation allowance.

                  The Company has a net operating loss (NOL) carryforward of approximately $2,349,000 and $1,670,000 as of December 31, 2002 and 2001 respectively. The Company's NOL carryforward expires between December 31, 2020 and 2022.


NOTE 4: INVESTOR NOTES PAYABLE

                  The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of December 31, 2002 and 2001.

                  These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933. The Investor Notes bear interest at the rate of 11%. Interest is payable monthly on the 15th day of each month.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2002 AND 2001

NOTE 4: INVESTOR NOTES PAYABLE (CONTINUED)

                  The Investor Notes were issued at various times during 2001 and 2000, however the maturity date for all of the Investor Notes is December 31, 2004. The Investor Notes are collateralized by the following:


                           1. Automobile contracts for the leasing of new or late model automobiles.

                           2.       The leased vehicles.


                  The following table represents Investor Notes outstanding at December 31, 2002:

                    Origination Date      Number of Notes     Note Amount
                    ----------------      ---------------     -----------
                     February 2000              53            $   827,000
                     March 2000                136              1,453,000
                     April 2000                 57                622,000
                     May 2000                   35                354,000
                     June 2000                  37                427,000
                     July 2000                  53                722,000
                     August 2000                40                332,000
                     September 2000             28                290,000
                     October 2000               33                311,000
                     November 2000              59                509,000
                     December 2000              72                644,000
                     January 2001               30                295,000
                                                              -----------
                                                              $ 6,786,000
                                                              ===========

NOTE 5: RELATED PARTIES

                  The Company has entered into a Servicing Agreement with Transition Leasing. Transition Leasing will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. Transition Leasing will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. Transition Leasing will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid Transition Leasing $349,800 in 2002 and $514,870 in 2001 for servicing, documentation and marketing fees. The Company has a receivable from Transition Leasing at December 31, 2002 and 2001 for $20,620 and $39,061, respectively. The Company has a payable to an affiliate for $2,700 and $52,255 as of December 31, 2002 and 2001, respectively.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2002 AND 2001



NOTE 6: DEFERRED REVENUE

Current year deferred revenue is as follows:

              Deferred revenues as of January 1, 2000               $     -0-
                 Down payments received in 2000                       962,885
                 Amortization of down payments and forfeitures       (230,113)
                                                                    ---------
              Deferred revenue as of December 31, 2000                732,772
                 Down payments received in 2001                       670,165
                 Amortization of down payments and forfeitures       (689,844)
                                                                    ---------
              Deferred Revenue as of December 31, 2001                713,093
              Less current portion                                   (282,821)
                                                                    ---------
                Deferred revenue, net of current portion            $ 430,272
                                                                    =========

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

         The names, ages, backgrounds and principal occupations of the directors and executive officers of the Company as of December 31, 2002 are set forth below:

         Kenneth C. "Ken" Lowe, age 67, has served as our sole director, President and Secretary since our inception. Mr. Lowe has served as a director, Vice President and Secretary of Transition Leasing from October 1994 until July 1996 and as a director, President and Secretary of Transition Leasing since July 1996. Since 1993, Mr. Lowe has been Vice President of Young & Lowe, Inc., a private investment banking firm. From 1990 to 1992, Mr. Lowe was President of Custom Data Services, a company that specialized in financial data processing and from 1988 to 1990, Mr. Lowe was President of Westside Communications, which provided telephone equipment service to commercial customers. Mr. Lowe has a Master's of Business Administration from Southern Methodist University and over 20 years of experience in investment banking.

         Randall K. Lowe, age 34, has served as our Vice President since our inception and Vice President of Transition Leasing since July 1998. Prior to joining us and since 1994, Mr. Lowe served as a credit analyst for Bank One in New Orleans, Louisiana and Dallas, Texas. From 1991 to 1994 Mr. Lowe was a credit analyst and branch office manager for Whitney National Bank, N.A. in New Orleans. Mr. Lowe holds a Bachelor of Science degree from Tulane University. Randall Lowe is the son of Ken Lowe.

         William H. Dreger, age 59, joined us in September 1999 and serves as our Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Dreger was Chief Financial Officer and Chief Information Officer for Down to Earth, Inc. in Garland, Texas from 1994 to 1999. From 1985 to 1992, Mr. Dreger was President of Stephenson Financial Services, Inc. in North Hollywood, California. Mr. Dreger has a Bachelor of Business Administration from the University of North Texas at Denton, is a Certified Public Accountant and has over 25 years of experience in accounting and systems.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

         The following table sets forth information, as of December 31, 2002, relating to the beneficial ownership of the Company's Common Stock by any person or "group," as that term is used in
Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.

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

         The Company has joined in a Tax Sharing Agreement with Transition Leasing. In general, under the terms of this agreement, Transition Leasing is responsible for making all payments of federal income taxes due with respect to the Affiliated Group to the Internal Revenue Service and all payments of state and local consolidated, combined and unitary income taxes due with respect to the Affiliated Group to the applicable state and local authorities. Under applicable federal tax laws; however, if Transition Leasing fails to make such payments of tax, the other members of the Affiliated Group, including the Company, would be responsible for making such payments. The Company has a net operating loss (NOL) carryforward of approximately $4,400,000 and $2,000,000 as of December 31, 2002 and 2001 respectively. The Company's NOL carryforward expires between December 31, 2020 and 2022.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of 2002.


                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         (Registrant) Transition Auto Finance III, Inc.


                         By  /s/ Kenneth C. Lowe
                             --------------------------------------------------
                             Kenneth C. Lowe, President/Chief Executive Officer

                        Date     March 25, 2003
                             --------------------------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                         By  /s/ Kenneth C. Lowe
                             --------------------------------------------------
                             Kenneth C. Lowe, President/Chief Financial Officer

                        Date     March 25, 2003
                             --------------------------------------------------


                         By  /s/ Kenneth C. Lowe
                             --------------------------------------------------
                             Kenneth C. Lowe, Director

                        Date     March 25, 2003
                             --------------------------------------------------

           CERTIFICATE OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

I, Kenneth C. Lowe, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Transition Auto Finance III (TAF III).

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

Date:    March 25, 2003
         --------------

/s/ Kenneth C. Lowe
-------------------------------------------
Kenneth C. Lowe,
Chief Executive and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
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