Form 10QSB
period 2003-03-31
TRANSITION AUTO FINANCE III INC
filed 2003-05-15
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                -----------------







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


State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As March 31, 2003, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]


================================================================================

                        TRANSITION AUTO FINANCE III, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                                       Page No.
                                                                       --------
PART I.     FINANCIAL INFORMATION

      ITEM 1.     Financial Statements

            Balance Sheets...................................................3
              March 31, 2003 (Unaudited) and December 31, 2002

            Statements of Income (Unaudited).................................5
             Quarter ended March 31, 2003 and March 31, 2002

            Statements of Cash Flows (Unaudited).............................6
              Three Months ended March 31, 2003 and March 31, 2002

            Notes to Consolidated Financial Statements (Unaudited)...........7

      ITEM 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............11

PART II.    OTHER INFORMATION

      ITEM 1.     Legal Proceedings.........................................12

      ITEM 2.     Changes in Securities and Use of Proceeds.................13

      ITEM 3.     Defaults Upon Senior Securities...........................13

      ITEM 4.     Submission of Matters to a Vote of Security Holders.......13

      ITEM 5.     Other Information.........................................13

      ITEM 6.     Exhibits and Reports on Form 8-K..........................13


      Signatures  ..........................................................14



      In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                       3 months ended         FYE
                                                          3/31/2003       12/31/2002
                                                         (unaudited)     (See Note 1)
                                                       ---------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                              $   878,393      $   383,300
  Other Assets                                                 1,708            6,710
 Accounts receivable                                         380,964          310,316
  Vehicles held for sale
                                                             306,620          304,538
                                                         -----------      -----------
      Total Current Assets                                 1,567,685        1,004,864
PROPERTY, at cost
  Vehicles leased                                          4,011,824        4,711,054
  Less accumulated depreciation                           (1,331,390)      (1,274,022)
                                                         -----------      -----------
      Net Property                                         2,680,434        3,437,032
                                                         -----------      -----------
OTHER ASSETS
  Debt issuance costs, net of amortization of $480,879
and $440,137                                                 285,194          325,936
  Due from Associates                                         20,620           20,620
                                                         -----------      -----------
      Total Other Assets                                     305,814          346,556
                                                         -----------      -----------


TOTAL ASSETS                                             $ 4,553,933      $ 4,788,452
                                                         ===========      ===========



See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                              3 Months Ended          FYE
                                                 3/31/2003         12/31/2002
CURRENT LIABILITIES                             (Unaudited)       (See Note 1)
                                              --------------      ------------
  Accounts Payable and Accrued liabilities      $    66,885        $    67,666
  Current portion of deferred revenue               279,485            228,155
                                                -----------        -----------
        Total Current Liabilities                   346,370            295,821
OTHER LIABILITIES
  Due to affiliate                                   26,084              2,700
  Deferred revenue                                  109,656            258,972
  Investor notes payable                          6,786,000          6,786,000
                                                -----------        -----------
      Total Other Liabilities                     6,921,740          7,047,672
TOTAL LIABILITIES                                 7,268,110          7,343,493
                                                -----------        -----------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
     authorized, issued and outstanding                 100                100
   Additional paid-in capital                           900                900
   Retained earnings (deficit)                   (2,715,177)        (2,556,041)
                                                -----------        -----------
       Total Stockholders' Equity (Deficit)      (2,714,177)        (2,555,041)
                                                -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                    $ 4,553,933        $ 4,788,452
                                                ===========        ===========

      Note 1: The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

      See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                  Quarter Ended    Quarter Ended
                                                  March 31, 2003   March 31, 2002
                                                  --------------   --------------
REVENUES
  Vehicle monthly lease payments                     $ 320,259        $ 421,838
   Amortization of down payments                       103,291          174,027
                                                     ---------        ---------
        Total Revenues                                 423,550          595,865
                                                     ---------        ---------
OPERATING EXPENSES
  Operating costs                                       23,651          113,200
  General and administrative                            15,136           39,465
  Depreciation and amortization                        239,749          312,081
  Impairment loss                                          -0-              -0-
                                                     ---------        ---------
        Total Operating Expenses                       278,536          464,746
                                                     ---------        ---------
Operating Income (Loss)                                145,014          131,119
                                                     ---------        ---------
OTHER INCOME (EXPENSE)
Investment income                                          742              184
Other income (expense)                                      18               39
Interest expense                                      (186,766)        (186,703)
Loss on sale of inventory                             (118,144)        (109,088)
                                                     ---------        ---------
       Total Other Income (Expense)                   (304,150)        (295,568)
                                                     ---------        ---------
Provision for Federal
Income Taxes                                               -0-              -0-
                                                     ---------        ---------
Net Loss                                             $(159,136)       $(164,449)
                                                     =========        =========
Loss per share (basic and diluted)                   $  159.14        $  164.45
                                                     =========        =========




      See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                  3 Months Ended    3 Months Ended
                                                  March 31, 2003    March 31, 2002
                                                  --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $(159,136)       $(164,449)
Adjustments to reconcile net income to net
cash provided by
  operating activities:
     Depreciation and amortization                     239,749          312,081
     Amortization of down payments                    (103,291)        (174,027)
     Impairment loss                                       -0-              -0-
     Provision for allowance for doubtful accounts         753              -0-
     (Gain) loss on sale of property                   118,144          109,088
Net changes in operating assets and
liabilities:
     Accounts receivable                               (70,648)         (18,064)
    Other Assets                                         5,002            2,583
    Accrued liabilities                                   (782)          70,503
     Deferred revenue                                    5,306          157,970
                                                     ---------        ---------
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                              35,097          295,685
                                                     ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                -0-         (704,515)
   Cash proceeds from sale of property                 436,612          327,565
                                                     ---------        ---------
NET CASH (USED) BY INVESTING ACTIVITIES               (436,612)        (376,950)
                                                     ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                23,384           15,173
   Debt issuance costs                                     -0-              -0-
   Proceeds from notes payable                             -0-              -0-
                                                     ---------        ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                        23,384           15,173
                                                     ---------        ---------
NET INCREASE (DECREASE) IN CASH                        495,093          (66,092)
CASH AND CASH EQUIVALENTS, beginning of period         383,300          181,867
                                                     ---------        ---------
CASH AND CASH EQUIVALENTS, end of period             $ 878,393        $ 115,775
                                                     =========        =========
CASH PAID DURING THE YEAR FOR
   Interest                                          $ 186,729        $ 186,764
                                                     =========        =========
   Income taxes                                      $     -0-        $     -0-
                                                     =========        =========



      See accompanying notes to financial statements.

      NON-CASH INVESTING ACTIVITIES
      Vehicles with a net book value of $2,082 were reclassified from vehicles leased to vehicles held for resale as of March 31, 2003.

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

                  The Company maintains cash balances at financial institutions in Dallas, Texas. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

      PROPERTY

            Property consists of leased vehicles, which are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line-method. Leased vehicle depreciation is calculated over the term of the vehicle lease, using the cost of the vehicle less the estimated residual value of the vehicle at the end of the lease. Present leases have terms ranging from thity-six to forty-eight months.

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

            The Company has a deferred tax asset as of $678,000 as of December 31, 2002 (primarily from net operating loss carryforward), which has been completely offset by recognition of a valuation allowance.

            The Company has a net operating loss (NOL) carryforward of approximately $2,349,000 as of December 31, 2002. The Company's NOL carryforward expires between December 31, 2020 and 2022.

NOTE 4:     INVESTOR NOTES PAYABLE

            The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of March 31, 2003 and December 31, 2002.

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


            The following table represents Investor Notes outstanding at December 31, 2002 and March 31, 2003:

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
                                              ----------
                                              $6,786,000
                                              ==========

NOTE 5:     RELATED PARTIES

            The Company has entered into a Servicing Agreement with Transition Leasing. Transition Leasing will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. Transition Leasing will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. Transition Leasing will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid Transition Leasing $349,800 in 2002 and $22,300 in the Quarter ending March 31, 2003 for servicing, documentation and marketing fees. The Company has a receivable from Transition Leasing at December 31, 2002 and March 31, 2003 for $20,620. The Company has a payable to an affiliate for $2,700 at December 31, 2002 and $26,084 at March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended March 31, 2003. The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

General.

      As of March 31, 2003, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had 188 active leases with a net book value of $2,418,681.

Results of Operations: Three months ended March 31, 2003, compared to three months ended March 31, 2002.

      For the three months ended March 31, 2003, the company had received monthly contract lease payments of $320,259 and amortization of down payments of $103,921. This compares to contract lease payments of $421,838 and amortization of down payments of $174,027 for the same period in 2002. The decrease in monthly contract lease payments for the first quarter of 2003 was primarily the result of fewer active leases for the 2003 period.

      Operating costs including general and administrative expenses were $38,787 for the three-month period ended March 31, 2003. This compares to $152,665 for the same period in 2002. The decrease in operating expenses for the first quarter of 2003, compared to the same period for 2002, was due to lower marketing fees in the 2003 quarter.

      Depreciation and amortization was $239,749 for the three months ended March 31, 2003, compared to $312,081 for the first quarter of 2002.

      Interest expense for the three months ended March 31, 2003, was $186,766 compared to $186,703 for the same period in 2002.

      Loss on sale of inventory for the quarter ended March 31, 2003, was $118,144 compared to $109,088 for the first quarter of 2002. The increased loss on sale of inventory was primarily due to the decrease in used car prices for the 2003 period.

      The net loss for the quarter ended March 31, 2003, was $159,136 compared to $164,449 for the same period in 2002.

      On June 30, 2002, Transition Auto Finance II, Inc. defaulted on $6,280,000 of its 11% Redeemable Secured Notes. Due to the recession and September 11 events, TAF II and TAF III experienced a larger than normal number of repossessions. The amount of time necessary to reinvest TAF III proceeds from repossessions substantially reduced the positive impact of leverage. Leverage in this context is the ability to turn cash into performing assets by investing in new leases. Due to the sinking fund trigger date, TAF II was prohibited from reinvesting proceeds from sale of repossessions.

Extension of Reinvestment Period

      In an attempt to offset this loss of leverage in TAF III and to minimize the possibility of a default, the Company requested that the Noteholders consent to an amendment to the Indenture which would extend the reinvestment period from December 31, 2002 to December 31, 2004. The Consent soliciation was approved by a majority of the Noteholders and the Indenture was amended to reflect the extended reinvestment period.

Liquidity and Capital Resources

      During the three months ended March 31, 2003, the Company received cash of $436,612 in its investing activities and received $23,384 from its financing activities. For the same period in 2002, the Company used $376,950 in its investing activities and received $15,173 from its financing activities.

      The Company's only source of liquidity in the future will be from proceeds from the sale of repossessed vehicles, early terminations, and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 459 leases, included 271 leases, which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                       Vehicle                                   Total
                # of     Gross Cost    Misc.     Total       Down       Sale    Sales Tax Warranty  Marketing    Amount     Profit
              Contracts  Of Vehicle  Expenses  Payments    Payment     Amount     Credit   Rebate    Fee Paid   Received    (Loss)
              ---------  ----------  -------- ---------- ----------  ---------- --------- --------  ---------  ----------  --------
Repossession    215      $4,956,161  $122,764 $1,313,272 $  951,117  $2,658,863  $112,470  $49,624   $547,047  $4,538,299 ($540,626)
Early Payoff     56      $1,156,459  $    817 $  475,685 $  229,685  $  854,835  $ 32,444  $ 1,399   $131,876  $1,462,172  $304,896
                ---      ----------  -------- ---------- ----------  ----------  --------  -------   --------  ----------  --------
Total           271      $6,112,620  $123,581 $1,788,957 $1,180,802  $3,513,698  $144,914  $51,023   $678,923  $6,000,471 ($235,730)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the first quarter of 2003.

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

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended March 31, 2003

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRANSITION AUTO FINANCE III, INC.
                                                   (Registrant)


Date: May 14, 2003                                /s/ Kenneth C. Lowe
                                         ---------------------------------------
                                                 Kenneth C. Lowe, President/
                                                 Chief Executive Officer

Date: May 14, 2003                                /s/ Kenneth C. Lowe
                                         ---------------------------------------
                                                 Kenneth C. Lowe, President/
                                                 Chief Operating Officer

Date: May 14, 2003                                /s/ Kenneth C. Lowe
                                         ---------------------------------------
                                                 Kenneth C. Lowe, President/
                                                 Chief Financial Officer

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

Date: May 14, 2003

/s/ Kenneth C. Lowe
----------------------------
Kenneth C. Lowe,
Chief Executive and Chief Financial Officer

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