Form 10QSB
period 2003-06-30
TRANSITION AUTO FINANCE III INC
filed 2003-08-14
CIK 1088419

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As June 30, 2003, the issuer' had 1,000 shares of common stock



    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

================================================================================

                        TRANSITION AUTO FINANCE III, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2003


                                                                                                            Page No.
                                                                                                            --------
PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

            Balance Sheets.....................................................................................3
              June 30, 2003 (Unaudited) and December 31, 2002

            Statements of Income (Unaudited)...................................................................5
             Quarter and six months ended June 30, 2003 and June 30, 2002

            Statements of Cash Flows (Unaudited)...............................................................6
              Six Months ended June 30, 2003 and June 30, 2002

            Notes to Consolidated Financial Statements (Unaudited).............................................7

      ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........11

PART II. OTHER INFORMATION

      ITEM 1.  Legal Proceedings..............................................................................12

      ITEM 2.  Changes in Securities and Use of Proceeds......................................................13

      ITEM 3.  Defaults Upon Senior Securities................................................................13

      ITEM 4.  Submission of Matters to a Vote of Security Holders............................................13

      ITEM 5.  Other Information..............................................................................13

      ITEM 6.  Exhibits and Reports on Form 8-K...............................................................13

      Signatures  ............................................................................................14



     In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                               6 months ended         FYE
                                                                                  6/30/2003        12/31/2002
                                                                                 (unaudited)      (See Note 1)
                                                                               ---------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                                      $  1,126,594     $    383,300
  Other Assets                                                                          4,487            6,710
  Accounts receivable, net of allowance for doubtful accounts of $276,000 and
    $276,000 respectively                                                             456,630          310,316
  Vehicles held for sale                                                              149,300          304,538
                                                                                 ------------     ------------
      Total Current Assets                                                          1,737,011        1,004,864

PROPERTY, at cost
  Vehicles leased                                                                   3,582,212        4,711,054
  Less accumulated depreciation                                                    (1,268,757)      (1,274,022)
                                                                                 ------------     ------------
      Net Property                                                                  2,313,455        3,437,032
                                                                                 ------------     ------------

OTHER ASSETS
  Debt issuance costs, net of amortization of $521,621 and $277,170                   244,452          325,936
  Due from Affiliates                                                                  20,620           20,620
                                                                                 ------------     ------------
      Total Other Assets                                                              265,072          346,556
                                                                                 ------------     ------------

TOTAL ASSETS                                                                     $  4,315,538     $  4,788,452
                                                                                 ============     ============

                        TRANSITION AUTO FINANCE III, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           6 Months Ended        FYE
                                                             6/30/2003        12/31/2002
                                                            (Unaudited)      (See Note 1)
                                                           --------------    ------------
CURRENT LIABILITIES
  Accrued liabilities                                       $    125,509     $     67,666
  Current portion of deferred revenue                            147,142          228,155
                                                            ------------     ------------
      Total Current Liabilities                                  272,651          295,821

OTHER LIABILITIES
  Due to affiliate                                                15,887            2,700
  Deferred revenue                                               164,578          258,972
  Investor notes payable                                       6,786,000        6,786,000
                                                            ------------     ------------
      Total Other Liabilities                                  6,966,465        7,047,672

TOTAL LIABILITIES                                              7,239,116        7,343,493
                                                            ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                         100              100
  Additional paid-in capital                                         900              900
  Retained earnings (deficit)                                 (2,924,578)      (2,556,041)
                                                            ------------     ------------
      Total Stockholders' Equity (Deficit)                    (2,923,578)      (2,555,041)
                                                            ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                                 $  4,315,538     $  4,788,452
                                                            ============     ============

Note 1: The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)


                                              Quarter Ended  Six Months Ended   Quarter Ended  Six Months Ended
                                              June 30, 2003    June 30, 2003    June 30, 2002    June 30, 2002
                                              -------------  ----------------   -------------  ----------------
REVENUES
  Vehicle monthly lease payments               $    290,974     $    611,233     $    406,775     $    828,613
  Amortization of down payments                      91,055          194,346          152,402          326,429
                                               ------------     ------------     ------------     ------------
      Total Revenues                                382,029          805,579          559,177        1,155,042
                                               ------------     ------------     ------------     ------------

OPERATING EXPENSES

  Operating costs                                    31,530           55,181          112,657          225,857
  General and administrative                         46,313           61,449           25,713           65,178
  Depreciation and amortization                     208,094          447,843          298,590          610,671
  Impairment loss                                       -0-              -0-              -0-              -0-
                                               ------------     ------------     ------------     ------------

      Total Operating Expenses                      285,937          564,473          436,960          901,706
                                               ------------     ------------     ------------     ------------

Operating Income (Loss)                              96,092          241,106          122,217          253,336
                                               ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)

Investment income                                       980            1,722              227              411
Other income (expense)                                    6               26               22               61
Interest expense                                   (186,692)        (373,458)        (186,667)        (373,370)
Loss on sale of inventory                          (119,787)        (237,931)        (110,976)        (220,064)
                                               ------------     ------------     ------------     ------------
      Total Other Income (Expense)                 (305,493)        (609,641)        (297,394)        (592,962)
                                               ------------     ------------     ------------     ------------

Provision for Federal Income Taxes                      -0-              -0-              -0-              -0-
                                               ------------     ------------     ------------     ------------

Net Loss                                       $   (209,401)    $   (368,537)    $   (175,177)    $   (339,626)
                                               ============     ============     ============     ============


Profit (Loss) per share (basic and diluted)    $    (209.40)    $    (368.54)    $    (175.18)    $    (339.63)


See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                              6 Months Ended   6 Months Ended
                                                               June 30, 2003    June 30, 2002
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $   (368,537)    $   (339,626)
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization                                    447,843          610,671
   Amortization of down payments                                   (194,346)        (326,429)
   Impairment loss                                                      -0-              -0-
   Provision for allowance for doubtful accounts                        753              -0-
   (Gain) loss on sale of property                                  237,931          220,064
Net changes in operating assets and liabilities:
   Accounts receivable                                             (146,314)         (96,147)
   Other Assets                                                       2,223           (2,343)
   Accrued liabilities                                               57,843            9,060
   Deferred revenue                                                  18,939          259,656
                                                               ------------     ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     56,339          334,906
                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                         (93,123)      (1,151,200)
   Cash proceeds from sale of property                              766,891          777,543
                                                               ------------     ------------
NET CASH (USED) BY INVESTING ACTIVITIES                             673,768         (373,657)
                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                             13,187           41,911
   Debt issuance costs                                                  -0-              -0-
   Proceeds from notes payable                                          -0-              -0-
                                                               ------------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            13,187           41,911
                                                               ------------     ------------

NET INCREASE (DECREASE) IN CASH                                     743,294            3,160

CASH AND CASH EQUIVALENTS, beginning of period                      383,300          181,867
                                                               ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                       $  1,126,594     $    185,027
                                                               ============     ============

CASH PAID DURING THE YEAR FOR
   Interest                                                    $    186,729     $    311,824
                                                               ============     ============
   Income taxes                                                $        -0-     $        -0-
                                                               ============     ============


See accompanying notes to financial statements.

NON-CASH INVESTING ACTIVITIES
Vehicles with a net book value of $230,893 were reclassified from vehicles leased to vehicles held for resale as of June 30, 2003.

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


NOTE 4:  INVESTOR NOTES PAYABLE

                  The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of June 30, 2003 and December 31, 2002.

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


         The following table represents Investor Notes outstanding at December 31, 2002 and June 30, 2003:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended June 30, 2003. The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

General.

         As of June 30, 2003, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had 162 active leases with a net book value of $2,313,456.

Results of Operations: Three months ended June 30, 2003, compared to three months ended June 30, 2002.

         For the three months ended June 30, 2003, the company had received monthly contract lease payments of $290,974 and amortization of down payments of $91,055. This compares to contract lease payments of $406,775 and amortization of down payments of $152,402 for the same period in 2002. The decrease in monthly contract lease payments for the second quarter of 2003 was primarily the result of fewer active leases than in the second quarter of 2002.

         Operating costs including general and administrative expenses were $77,843 for the three-month period ended June 30, 2003. This compares to $138,370 for the same period in 2002. The decrease in operating expenses for the second quarter of 2003, compared to the same period for 2002, was due to lower marketing fees because fewer vehicles were leased.

         Depreciation and amortization was $208,094 for the three months ended June 30, 2003 compared to $298,590 for the third quarter of 2002. The fewer number of active leases in the 2003 period resulted in lower rates of depreciation.

         Interest expense for the three months ended June 30, 2003, was $186,692 compared to $186,667 for the same period in 2002.

         Loss on sale of inventory for the quarter ended June 30, 2003, was $119,787 compared to $110,976 for the second quarter of 2002.

         The net loss for the quarter ended June 30, 2003 was $209,401 compared to $175,177 for the same period in 2002. The increase in loss for the quarter ended June 30, 2003 was primarily due to a decrease in lease payments and amortization of deferred revenue compared to the 2002 period

         On June 30, 2002, Transition Auto Finance II, Inc. defaulted on $6,280,000 of its 11% Redeemable Secured Notes. Due to the recession and September 11 events, TAF II and TAF III experienced a larger than normal number of repossessions. The amount of time necessary to reinvest TAF III proceeds from repossessions substantially reduced the positive impact of leverage. Leverage in this context is the ability to turn cash into performing assets by investing in new leases.

Extension of Reinvestment Period

         In an attempt to offset this loss of leverage in TAF III and to minimize the possibility of a default, the Company requested that the note-holders consent to an amendment to the Indenture, which would extend the reinvestment period from December 31, 2002 to December 31, 2004. The consent solicitation was approved by a majority of the Noteholders and the indenture was amended to reflect the extended reinvestment period. Between January 2003 and May 2003, no new leases were contracted, pending the approval of the consent solicitation.


Results of Operations: Six-month period ended June 30, 2003, compared to six-months ended June 30, 2002

         Total revenue for the six months ended June 30, 2003 was $805,579 compared to $1,155,042 for the same period in 2002. The decrease in 2003 revenue was due to lower lease volume in that period.

         Operating costs and expenses were $116,630 for the six month period ended June 30, 2003 compared to $291,035 for the same period in 2002. The reduction in expenses for the 2003 period was primarily caused by lower marketing fees paid due to lower lease volume.

         Depreciation and amortization for the six months ended June 30, 2003 was $447,843 compared to $610,671 for the same period in 2002. The lower depreciation and amortization for the 2003 period was due to a smaller lease portfolio than for the 2002 period.

         Loss on sale of inventory for the six months ended June 30, 2003 was $237,931 compared to $220,064 for the same period in 2002.

         The Company had a loss of $368,537 for the six months ended June 30, 2003 compared to a loss of $339,626 for the same period in 2002.


Liquidity and Capital Resources

         During the six months ended June 30, 2003, the Company provided cash of $673,770 in its investing activities and received $13,186 from its financing activities. For the same period in 2002, the Company used $373,657 in its investing activities and received $41,911 from its financing activities.

         The Company's only source of liquidity in the future will be from proceeds from the sale of repossessed vehicles, early terminations, and its monthly lease payments after interest and other allowed expenses.

         The Company's portfolio, which consisted of 423 leases, included 304 leases, which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                       Vehicle
                # of    Gross Cost    Misc.     Total       Down         Sale
             Contracts  Of Vehicle  Expenses   Payments   Payment       Amount
Repossession    242     $5,579,660  $140,749  $1,529,806  $1,069,239  $2,942,413
Early Payoff     62     $1,250,337    $1,223    $539,599    $245,857    $909,580
                ---     ----------  --------  ----------  ----------  ----------
Total           304     $6,829,997  $141,972  $2,069,405  $1,315,096  $3,851,993
                                                Total
              Sales Tax  Warranty  Marketing    Amount     Profit
                Credit    Rebate   Fee Paid    Received    (Loss)
Repossession   $127,391  $60,436   $615,733   $5,113,550  ($606,859)
Early Payoff    $35,502   $1,399   $141,175   $1,590,762   $339,202
               --------  -------   --------   ----------  ---------
Total          $162,893  $61,835   $756,908   $6,704,312  ($267,657)

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the second quarter of 2003.


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

(b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended June 30, 2003

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



                                         TRANSITION AUTO FINANCE III, INC.
                                     ------------------------------------------
                                                   (Registrant)


Date: August 12, 2003                          /s/ KENNETH C. LOWE
                                     ------------------------------------------
                                            Kenneth C. Lowe, President/
                                            Chief Executive Officer


Date: August 12, 2003                          /s/ KENNETH C. LOWE
                                     ------------------------------------------
                                            Kenneth C. Lowe, President/
                                            Chief Operating Officer


Date: August 12, 2003                          /s/ KENNETH C. LOWE
                                     ------------------------------------------
                                            Kenneth C. Lowe, President/
                                            Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
3.1            Articles of Incorporation of Transition Auto Finance III, Inc.*

3.2            Bylaws of Transition Auto Finance III, Inc.*

4.1            Form of Indenture between Transition Auto Finance III, Inc. and
               Trust Management, Inc., as Trustee***

4.2            Form of Secured Note Due December 31, 2004 (included in Article
               Two of Indenture filed as Exhibit 4.1)

10.1           Form of Master Contract Purchase Agreement between Transition
               Auto Finance III, Inc. and Transition Leasing Management, Inc.**

10.2           Form of Servicing Agreement between Transition Leasing
               Management, Inc. and Transition Auto Finance III, Inc.**

31             Certification of Reporting Officer pursuant to Section 302 of the
               Sarbanes-Oxley Act of 2002.

32             Certification of Reporting Officer pursuant to Section 906 of the
               Sarbanes-Oxley Act of 2002.




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