Form 10QSB
period 2003-09-30
TRANSITION AUTO FINANCE III INC
filed 2003-11-14
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As of September 30, 2003, the issuer had 1,000 shares of common stock

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ]NO [X]

                        TRANSITION AUTO FINANCE III, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                                                             Page No.
                                                                             --------
PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements

                 Balance Sheets ..........................................          2
                   September 30, 2003 (Unaudited) and December 31, 2002

                 Statements of Income (Unaudited) ........................          4
                   Quarter and nine months ended September 30, 2003 and
                     September 30, 2002

                 Statements of Cash Flows (Unaudited) ....................          5
                   Nine Months ended September 30, 2003 and September 30,
                     2002

                 Notes to Consolidated Financial Statements (Unaudited) ..          6

         ITEM 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ...................         10

         ITEM 3. Controls and Procedures .................................         11

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings .......................................         12

         ITEM 2. Changes in Securities and Use of Proceeds ...............         12

         ITEM 3. Defaults Upon Senior Securities .........................         12

         ITEM 4. Submission of Matters to a Vote of Security Holders .....         12

         ITEM 5. Other Information .......................................         12

         ITEM 6. Exhibits and Reports on Form 8-K ........................         12

         Signatures ......................................................         13

      In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      9 months ended         FYE
                                                                        9/30/2003         12/31/2002
                                                                        (unaudited)      (See Note 1)
                                                                        -----------      -----------
CURRENT ASSETS
    Cash and cash equivalents                                           $ 1,007,876      $   383,300
  Other Assets                                                                3,635            6,710
  Accounts receivable, net of allowance for doubtful accounts of
    $276,000 and $276,000 respectively                                      497,292          310,316
  Vehicles held for sale                                                    315,153          304,538
                                                                        -----------      -----------
      Total Current Assets                                                1,823,956        1,004,864

PROPERTY, at cost
  Vehicles leased                                                         3,285,459        4,711,054
  Less accumulated depreciation                                          (1,250,239)      (1,274,022)
                                                                        -----------      -----------
      Net Property                                                        2,035,220        3,437,032
                                                                        -----------      -----------

OTHER ASSETS
  Debt issuance costs, net of amortization of $562,363 and $277,170         203,710          325,936
  Due from Affiliates                                                        20,620           20,620
                                                                        -----------      -----------
      Total Other Assets                                                    224,330          346,556
                                                                        -----------      -----------

TOTAL ASSETS                                                            $ 4,083,506      $ 4,788,452
                                                                        ===========      ===========

                        TRANSITION AUTO FINANCE III, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            9 Months Ended         FYE
                                                               9/30/2003        12/31/2002
                                                              (Unaudited)      (See Note 1)
                                                              -----------      -----------
CURRENT LIABILITIES
  Accrued liabilities                                         $   102,421      $    67,666
  Current portion of deferred revenue                             129,256          228,155
                                                              -----------      -----------
      Total Current Liabilities                                   231,677          295,821

OTHER LIABILITIES

  Due to affiliate                                                  6,729            2,700
  Deferred revenue                                                158,323          258,972
  Investor notes payable                                        6,786,000        6,786,000
                                                              -----------      -----------
      Total Other Liabilities                                   6,951,052        7,047,672

TOTAL LIABILITIES                                               7,182,729        7,343,493
                                                              -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                          100              100
   Additional paid-in capital                                         900              900
   Retained earnings (deficit)                                 (3,100,223)      (2,556,041)
                                                              -----------      -----------
      Total Stockholders' Equity (Deficit)                     (3,099,223)      (2,555,041)
                                                              -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                  $ 4,083,506      $ 4,788,452
                                                              ===========      ===========

Note 1: The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                  Quarter Ended       Nine Months Ended     Quarter Ended       Nine Months Ended
                                                September 30, 2003     Sept. 30, 2003       Sept. 30, 2002        Sept 30, 2002
                                                ------------------    --------------        --------------        -------------
REVENUES
  Vehicle monthly lease payments                     $ 232,953           $   844,186           $ 397,488           $ 1,226,101
  Amortization of down payments                         87,719               282,065             163,187               489,616
                                                     ---------           -----------           ---------           -----------
      Total Revenues                                   320,672             1,126,251             560,675             1,715,717
                                                     ---------           -----------           ---------           -----------

OPERATING EXPENSES
  Operating costs                                       52,492               107,674              90,658               316,515
  General and administrative                            11,011                72,460              16,335                81,513
  Depreciation and amortization                        193,626               641,470             293,061               903,732
  Impairment loss                                          -0-                   -0-                 -0-                   -0-
                                                     ---------           -----------           ---------           -----------
      Total Operating Expenses                         257,129               821,604             400,054             1,301,760
                                                     ---------           -----------           ---------           -----------
Operating Income (Loss)                                 63,543               304,647             160,621               413,957
                                                     ---------           -----------           ---------           -----------

OTHER INCOME (EXPENSE)
Investment income                                        1,359                 3,081                 309                   720
Other income (expense)                                      18                    45                  17                    78
Interest expense                                      (186,729)             (560,187)           (186,729)             (560,099)
Loss on sale of inventory                              (53,837)             (291,767)           (163,346)             (383,410)
                                                     ---------           -----------           ---------           -----------
      Total Other Income (Expense)                    (239,189)             (848,828)           (349,749)             (942,711)
                                                     ---------           -----------           ---------           -----------
Provision for Federal Income Taxes                         -0-                   -0-                 -0-                   -0-
                                                     ---------           -----------           ---------           -----------
Net Loss                                             $(175,646)          $  (544,181)          $(189,128)          $  (528,754)
                                                     =========           ===========           =========           ===========
Profit (Loss) per share (basic and diluted)          $ (175.65)          $   (544.18)          $ (189.13)          $   (528.75)

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                    9 Months Ended           9 Months Ended
                                                                   September 30, 2003      September 30, 2002
                                                                   ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                               $  (544,181)            $  (528,754)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                         641,470                 903,732
     Amortization of down payments                                        (282,065)               (489,616)
     Impairment loss                                                           -0-                     -0-
     Provision for allowance for doubtful accounts                             753                     -0-
     (Gain) loss on sale of property                                       291,767                 383,410
Net changes in operating assets and liabilities:
     Accounts receivable                                                  (186,976)                (75,922)
     Other Assets                                                            3,075                  (1,047)
     Accrued liabilities                                                    34,755                 101,257
     Deferred revenue                                                       82,517                 357,814
                                                                       -----------             -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   41,115                 650,874
                                                                       -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                               (422,318)             (1,718,939)
   Cash proceeds from sale of property                                   1,001,749               1,238,167
                                                                       -----------             -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                  579,431                (480,772)
                                                                       -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                                     4,030                    (802)
   Debt issuance costs                                                         -0-                      (1)
   Proceeds from notes payable                                                 -0-                      -0-
                                                                       -----------             -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    4,030                    (803)
                                                                       -----------             -----------

NET INCREASE  IN CASH                                                      624,576                 169,299

CASH AND CASH EQUIVALENTS, beginning of period                             383,300                 181,867
                                                                       -----------             -----------


CASH AND CASH EQUIVALENTS, end of period                               $ 1,007,876             $   351,166
                                                                       ===========             ===========
CASH PAID DURING THE YEAR FOR
   Interest                                                            $   560,187             $   498,553
                                                                       ===========             ===========
   Income taxes                                                        $       -0-             $       -0-
                                                                       ===========             ===========

See accompanying notes to financial statements.

NON-CASH INVESTING ACTIVITIES
Vehicles with a net book value of $168,853 were reclassified from vehicles leased to vehicles held for resale as of September 30, 2003.

NON-CASH INVESTING ACTIVITIES
Vehicles with a net book value of $10,615 were reclassified from vehicles leased to vehicles held for resale as of September 30, 2002.

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

            The Company has a deferred tax asset as of $678,000 as of December 31, 2002 (primarily from net operating loss carry-forward), which has been completely offset by recognition of a valuation allowance.

            The Company has a net operating loss (NOL) carry-forward of approximately $2,349,000 as of December 31, 2002. The Company's NOL carry-forward expires between December 31, 2020 and 2022.

NOTE 4: INVESTOR NOTES PAYABLE

            The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of September 30, 2003 and December 31, 2002.

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


            The following table represents Investor Notes outstanding at December 31, 2002 and September 30, 2003:

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

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended September 30, 2003. The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

General.

      As of September 30, 2003, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had 158 active leases with a net book value of $2,035,219.

Results of Operations: Three months ended September 30, 2003, compared to three months ended September 30, 2002.

      For the three months ended September 2003, the company had received monthly contract lease payments of $232,953 and amortization of down payments of $87,719. This compares to contract lease payments of $397,488 and amortization of down payments of $163,187 for the same period in 2002. The decrease in monthly contract lease payments for the third quarter of 2003 was primarily the result of fewer active leases for the 2003 period.

      Operating costs including general and administrative expenses were $63,503 for the three-month period ended September 30, 2003. This compares to $106,993 for the same period in 2002. The decrease in operating expenses for the third quarter of 2003, compared to the same period for 2002, was due to lower marketing fees because fewer vehicles were leased.

      Depreciation and amortization was $193,626 for the three months ended September 30, 2003 compared to $293,061 for the third quarter of 2002. The fewer number of active leases in the 2003 period resulted in lower rates of depreciation.

      Interest expense for the three months ended September 30, 2003, was $186,729 compared to $186,729 for the same period in 2002.

      Loss on sale of inventory for the quarter ended September 30, 2003, was $53,387 compared to $163,346 for the third quarter of 2002. The decreased loss on sale of inventory for the 2003 period was due to a decrease in the number of repossessions.

      The net loss for the quarter ended September 30, 2003, was $175,646 compared to $189,128 for the same period in 2002.

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

Extension of Reinvestment Period

      In an attempt to offset this loss of leverage and to minimize the possibility of a default, the Company requested that the note-holders agree to extend the reinvestment period from December 31, 2002 to December 31, 2004. The consent solicitation was approved by a majority of the note-holders and the indenture was amended to reflect the extended reinvestment period. Between January 2003 and May 2003, no new leases were contracted, pending the approval of the consent solicitation.

Results of Operations: Nine-month period ended September 30, 2003, compared to nine months ended September 30, 2002.

      Total revenue for the nine-months ended September 30, 2003 was $1,126,251 compared to $1,715,717 for the same period in 2002. The decrease in 2003 revenue was due to lower lease volume in that period.

      Operating costs and expenses were $180,134 for the nine-month period ended September 30, 2003 compared to $398,028 for the same period in 2002. The reduction in expenses for the 2003 period was primarily due to lower marketing fees paid due to lower lease volume.

      Depreciation and amortization for the nine-months ended September 30, 2003 was $641,470 compared to $903,732 for the same period in 2002. The lower depreciation and amortization for the 2003 period was due to a smaller lease portfolio than for the 2002 period.

      Interest expense for the nine months ended September 30, 2003 was $560,187 compared to $560,099 for the same period in 2002.

      Loss on sale of inventory for the nine-months ended September 30, 2003 was $291,767 compared to $383,410 loss for the same period in 2002. The decrease in loss on sale of inventory for the nine-months ended September 30, 2003 was the result of a lower number of outstanding leases and fewer repossessions for that period.

      The Company had a loss of $544,181 for the nine-months ended September 30, 2003 compared to a loss of $528,754 for the same period in 2002.


Liquidity and Capital Resources

      During the nine months ended September 30, 2003, the Company used $579,431 in its investing activities and received $4,030 from its financing activities. For the same period in 2002, the Company used $480,772 in its investing activities and $(803) in its financing activities.

      The Company's only source of liquidity in the future will be from proceeds from the sale of repossessed vehicles, early terminations, and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 481 leases, included 323 leases, which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                        Vehicle    Sales                          Total
                 # of    Gross Cost    Misc.      Total       Down        Sale      Tax    Warranty  Marketing   Amount     Profit
              Contracts  Of Vehicle  Expenses   Payments     Payment     Amount    Credit   Rebate   Fee Paid   Received    (Loss)
              ---------  ----------  --------   --------     -------     ------    ------   ------   --------   --------    ------
Repossession       255   $5,862,404  $147,345  $1,642,858  $1,131,003  $3,066,763 $133,254 $66,153   $651,248  $5,388,783 ($620,966)
Early Payoff        68   $1,426,547  $  1,223  $  635,331  $  284,596  $1,023,171 $ 39,433 $ 1,399   $163,450  $1,820,480  $392,710
              --------   ----------  --------  ----------  ----------  ---------- -------- -------   --------  ---------- ---------
Total              323   $7,288,951  $148,568  $2,278,189  $1,415,599  $4,089,934 $172,687 $67,552   $814,698  $7,209,263 ($228,256)

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

ITEM 3. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(C) and 15d under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based upon this evaluation, our principal executive and principal financial officers concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and

Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company.

      In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls and therefore, there were no corrective actions taken.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the third quarter of 2003.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the nine months ended September 30, 2003

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANSITION AUTO FINANCE III, INC.
                                        ---------------------------------------
                                        (Registrant)


Date: October 31, 2003                  /s/ Kenneth C. Lowe
                                        ---------------------------------------
                                        Kenneth C. Lowe, President/
                                        Chief Executive Officer

Date: October 31, 2003                  /s/ Kenneth C. Lowe
                                        ---------------------------------------
                                        Kenneth C. Lowe, President/
                                        Chief Operating Officer

Date: October 31, 2003                  /s/ Kenneth C. Lowe
                                        ---------------------------------------
                                        Kenneth C. Lowe, President/
                                        Chief Financial Officer

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

4.1         Form of Indenture between Transition Auto Finance III, Inc. and
            Trust Management, Inc., as Trustee ***

4.2 Form of Secured Note Due December 31, 2004 (included in Article Two of Indenture filed as Exhibit 4.1)

10.1        Form of Master Contract Purchase Agreement between Transition Auto
            Finance III, Inc. and Transition Leasing Management, Inc.**

10.2        Form of Servicing Agreement between Transition Leasing Management,
            Inc. and Transition Auto Finance III, Inc. **

31          Certification of Reporting Officer pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

32          Certification of Reporting Officer pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

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