Form 10KSB
period 2003-12-31
TRANSITION AUTO FINANCE III INC
filed 2004-03-30
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,436,837

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2003, the issuer had 1,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I......................................................................   3

Item 1. Description of Business.............................................   3
Item 2. Description of Property.............................................   4
Item 3. Legal Proceedings...................................................   4
Item 4. Submission of Matters to a Vote of Security Holders.................   4

PART II.....................................................................   4

Item 5. Market for Common Equity and Related Stockholder Matters............   4
Item 6. Management's Discussion and Analysis or Plan of Operations..........   5
Item 7. Financial Statements and Supplementary Data.........................   7
Item 8. Changes In and Disagreements With Accountants On Accounting and
          Financial Disclosure..............................................  18

PART III....................................................................  18

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(A) of the Exchange Act................  18
Item 10. Executive Compensation.............................................  18
Item 11. Security Ownership of Certain Beneficial Owners and
           Management Principal Stockholders................................  18
Item 12. Certain Relationships and Related Transactions.....................  20
Item 13. Exhibits and Reports on Form 8-K...................................  21

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      As of January 27, 2000, Transition Auto Finance III, Inc.'s (the "Company") offering (the "Offering") of 11% Redeemable Secured Notes (the "Notes") was declared effective by the United States Securities & Exchange Commission (the "Commission"). As of December 31, 2003, the end of the period covered by this Report, (i) the Company had sold Notes in an aggregate principal amount of $6,786,000 and (ii) the Company's operating assets consisted of 159 leased vehicles and the lease contracts related thereto, and three vehicles were held in inventory following repossession. Of the Company's 159 lease contracts at December 31, 2003, all were leases newly originated by Transition Leasing Management, Inc. ("Transition Leasing"). As of December 31, 2003 the Company had 282 and 78 leases that were terminated early for repossession and early payoff respectively. As of December 31, 2003, the Company had paid as and when due all installment payments owed on the Notes since their issuance.

      The Company is a wholly owned single-purpose corporate subsidiary of Transition Leasing and is engaged in the business of purchasing new or late-model vehicles and concurrently therewith entering into lease contracts of such vehicles to customers.

      The Company was incorporated under the laws of the State of Texas on June 8, 1999. The Company is a subsidiary of Transition Leasing.

      The Company was established for the sole purposes of purchasing vehicles from third parties and leasing them to consumers pursuant to lease contracts, collecting and servicing the lease contracts, obtaining capital through borrowings or through sale of debt or equity securities to invest in such lease contracts, remarketing the leased vehicles upon termination of their lease contracts, and all related business activities. During the year ended December 31, 2003, all vehicles and lease contracts acquired by the Company were acquired by the Company directly from lease originations by Transition Leasing.

      The funds necessary to purchase the lease contracts or leased vehicles were initially provided solely from the sale of the Notes in the Offering. In addition to the proceeds of the Offering, subject to the prior payment of interest due upon the Notes and payment of certain allowed expenses, the collection proceeds from the lease contracts have and will continue to be used by the Company to purchase or acquire additional lease contracts until the Sinking Fund Trigger Date. The Sinking Fund Trigger Date was originally December 31, 2002 but due to the economy and the events of September 11, the Company requested and received a majority vote of the Noteholders that permitted the extension of the Sinking Fund Trigger Date from December 31, 2002 until December 31, 2004. (See Management's Discussion and Analysis). While the Notes remain outstanding, the Company is prohibited from engaging in any business other than the purchase and acquisition of the leased vehicles and the lease contracts, the collection and servicing of the lease contracts (including repossession and resale of the leased vehicles collateral), remarketing of the leased vehicles upon termination of the lease contracts, and from incurring any additional indebtedness other than the allowed expenses permitted under the Indenture and any other amounts incurred in the ordinary course of its business.

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

ITEM 2. DESCRIPTION OF PROPERTY

      As of December 31, 2003, the Company's principal executive offices have been located within the offices of Transition Leasing at 8144 Walnut Hill Lane, Suite 680, Dallas, Texas 75231, and its telephone number is (214) 360-9966. As of December 31, 2003, the offices were in suitable condition for the performance of normal and customary activities of the Company. The offices are leased by the Company from Prentiss Properties, on a term of three years for $3,626 per month.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, instituted against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the fourth quarter of 2003.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

General.

      As of December 31, 2003, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had a total of 159 leases with a net book value of $2,527,468.

      The automobile finance industry continues to be negatively impacted by the subsidization of consumer financing by the captive finance arms of major automobile manufacturers. Low interest, or no interest, are terms that traditional finance companies cannot compete with. Incentive financing increases the number of new cars sold and as consumers trade in their used cars it creates a glut on the used car market, which in turn lowers the value of all used cars.

      In addition, the recent recession and high unemployment rate in the Dallas area has created financial upheaval among a large number of consumers, especially those with sub-prime credit. People with damaged credit typically do not have adequate savings to carry them through economic hard times. Sub-prime lenders normally do not fare well in economic downturns.

Results of Operations

      For the year ended December 31, 2003, the Company had received monthly contract lease payments of $1,077,478 and amortization of down payments of $359,359 compared to $1,601,180 in monthly lease payments and $619,777 in amortization of down payments for the same period in 2002.

      Operating costs including general and administrative expenses (excluding depreciation) were $705,398 for the year ended December 31, 2003, compared to $768,499 for the same period in 2002.

      Depreciation in fiscal 2003 was $834,823 compared to $1,181,745 for the same period in 2002 The smaller amount of depreciation in 2003 was due to fewer number of active leases in 2003.

      The operating loss for 2003 was $103,384 compared to $270,713 in operating income for the same period in 2002. The loss in operating income for 2003 was due to the decrease in total revenue for 2003 from 2002.

      Loss on sale of inventory for the year ended December 31, 2003 was $392,209 compared to $470,080 in fiscal 2002. The smaller loss on sale of property for 2003 was due to fewer number of vehicles being repossessed.

      Interest expense for the twelve months ended December 31, 2003 was $746,916 compared to $746,829 for the same period in 2002.

      The net loss for fiscal 2003 was $1,230,884 compared to $945,200 for the same period in 2002. The larger loss in 2003 was due to $784,120 less revenue in fiscal 2003 than for the same period in 2002.

      On June 30, 2002 Transition Auto Finance II defaulted on its 11% Redeemable Secured Notes. Due to the recession and September 11 events, TAF II and TAFIII experienced a larger than normal number of repossessions. The amount of time necessary to reinvest TAF III proceeds from repossessions substantially reduced the positive impact of leverage. Leverage in this context is the ability to turn cash into performing assets by investing in leases.

Extension of Reinvestment Period

      In an attempt to offset this loss of leverage and to minimize the possibility of a default, the Company requested that the Noteholders consent to an amendment to the Indenture extending the reinvestment period from December 31, 2002 to December 31, 2004. The Consent Solicitation was approved by a majority of the Noteholders and the Indenture was amended to reflect the extended reinvestment period.

Liquidity and Capital Resources

      During the twelve months ended December 31, 2003, the Company received cash of $108,905 in its investing activities and received cash of $10,940 provided by financing activities. This compares to cash of $239,445 used by investing activities and $31,114 used in its financing activities during fiscal 2002. The Company's only source of liquidity in the future will be from its monthly lease payments after interest and other allowed expenses.

The Company's portfolio, which consisted of 159 active leases, and 360 leases which were the result of early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                               Vehicle                                   Total
                # of    Gross Cost    Misc.     Total      Down       Sale    Sales Tax Warranty Marketing   Amount     Profit
             Contracts  Of Vehicle  Expenses  Payments    Payment    Amount    Credit    Rebate  Fee Paid   Received    (Loss)
             --------- -----------  --------  --------    -------    ------    ------    ------  --------   --------    ------
Repossession       282  $6,526,318 $ 171,681 $2,039,234 $1,267,132 $3,306,358 $ 143,960 $ 67,513 $ 729,135 $6,095,062 $ (602,937)
Early Payoff        78  $1,641,108 $   1,793 $  799,698 $  329,952 $1,123,848 $  45,725 $  1,399 $ 189,529 $2,111,093 $  468,192
             ---------  ---------- --------- ---------- ---------- ---------- --------- -------- --------- ---------- ----------
Total              360  $8,167,426 $ 173,474 $2,838,932 $1,597,084 $4,430,206 $ 189,685 $ 68,912 $ 918,664 $8,206,155 $ (134,745)

Note: The above results on early termination does not include any allowance for interest expense

      Loss on repossessions in 2003 was $602,937 compared to $477,996 for the same period in 2002. Higher numbers of repossession is due to the weak economy and the effects of September 11th. The loss of an average of $2,138 per vehicle in 2003 is lower than most previous periods and is due to the aging of the portfolio with defaults occurring later in the lease.

      Early payoffs as of December 31, 2003 were 78 compared to 46 at December 31, 2002. Although most early payoffs result in a profit to the Company, a high percentage of early payoffs is not considered a positive factor by the Company. Early payoffs take a performing lease off the books and create cash, which until it is reinvested, is a minimal earning asset.

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
INDEPENDENT AUDITORS' REPORT ............................................      9

FINANCIAL STATEMENTS

Balance Sheets ..........................................................     10

Statements of Income (Loss) and Changes in Retained Earnings (Deficit) ..     11

Statements of Cash Flows ................................................     12

Notes to Financial Statements ...........................................  13-17

Board of Directors
Transition Auto Finance III, Inc.


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Transition Auto Finance III, Inc. (the Company) as of December 31, 2003 and 2002, and the related statements of income (loss) and changes in retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then in conformity with U.S. generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations, negative working capital, a negative equity position and has investor notes payable due in 2004. It is uncertain if or when the Company will be able to repay the investor notes payable and this raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Austin, Texas
February 27, 2004

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 and 2002


                                                                         2003             2002
                                                                      -----------      -----------
                                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents .......................................   $   547,096      $   383,300
  Accounts receivable, net of an allowance for doubtful accounts
     Of $385,000 and $276,000 .....................................       242,455          310,316
  Vehicles held for sale ..........................................        41,132          304,538
  Other assets ....................................................        28,370            6,710
                                                                      -----------      -----------
      Total Current Assets ........................................       859,053        1,004,864
                                                                      -----------      -----------

PROPERTY, at cost
  Vehicles leased .................................................     3,511,983        4,711,054
  Less accumulated depreciation ...................................      (984,515)      (1,274,022)
                                                                      -----------      -----------
      Net Property ................................................     2,527,468        3,437,032
                                                                      -----------      -----------

OTHER ASSETS
  Debt issuance costs, net of accumulated amortization of
     $603,105 and $440,137 ........................................       162,969          325,936
  Due from an affiliate ...........................................           -0-           20,620
                                                                      -----------      -----------
       Total Other Assets .........................................       162,969          346,556
                                                                      -----------      -----------
TOTAL ASSETS ......................................................   $ 3,549,490      $ 4,788,452
                                                                      ===========      ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities ........................   $   176,787      $    67,666
  Current portion of deferred revenue .............................       164,830          228,155
  Investor Notes Payable ..........................................     6,786,000              -0-
                                                                      -----------      -----------
       Total Current Liabilities ..................................     7,127,617          295,821
                                                                      -----------      -----------

OTHER LIABILITIES
  Due to an affiliate .............................................        13,640            2,700
  Deferred revenue, net of current portion ........................       194,158          258,972
  Investor notes payable ..........................................           -0-        6,786,000
                                                                      -----------      -----------
      Total Other Liabilities .....................................       207,798        7,047,672
                                                                      -----------      -----------

TOTAL LIABILITIES .................................................     7,335,415        7,343,493
                                                                      -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
authorized, .......................................................           100              100
      issued and outstanding
   Additional paid-in capital .....................................           900              900
   Retained earnings (deficit) ....................................    (3,786,925)      (2,556,041)
                                                                      -----------      -----------
       Total Stockholders' Equity (Deficit) .......................    (3,785,925)      (2,555,041)
                                                                      -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT) ......................................................   $ 3,549,490      $ 4,788,452
                                                                      ===========      ===========

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002


                                              2003              2002
                                           -----------       -----------
REVENUES

  Vehicle monthly lease payments .......   $ 1,077,478       $ 1,601,180
   Amortization of down payments .......       359,359           619,777
                                           -----------       -----------
        Total Revenues .................     1,436,837         2,220,957
                                           -----------       -----------

OPERATING EXPENSES

  Operating costs ......................       234,254           392,755
  General and administrative ...........       471,144           375,744
  Depreciation and amortization ........       834,823         1,181,745
                                           -----------       -----------
        Total Operating Expenses .......     1,540,221         1,950,244
                                           -----------       -----------

Operating Income (Loss) ................      (103,384)          270,713
                                           -----------       -----------

OTHER INCOME (EXPENSE)

Investment income ......................         4,038             1,100
Other income (expense) .................         7,587              (104)
Interest expense .......................      (746,916)         (746,829)
Loss on sale of inventory ..............      (392,209)         (470,080)
                                           -----------       -----------
        Total Other Income (Expense) ...    (1,127,500)       (1,215,913)
                                           -----------       -----------

Provision for Federal Income Taxes .....           -0-               -0-
                                           -----------       -----------
                                           $(1,230,884)      $  (945,200)
Net Loss

Beginning retained earnings (deficit) ..    (2,556,041)       (1,610,841)
                                           -----------       -----------

Ending retained earnings (deficit) .....   $(3,786,925)      $(2,556,041)
                                           ===========       ===========

Loss per share (basic and diluted) .....   $     1,230       $       945

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002


                                                                     2003              2002
                                                                 -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .....................................................   $(1,230,884)      $  (945,200)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization ...........................       834,823         1,181,745
     Amortization of down payments ...........................      (359,359)         (619,777)
     Bad debt expense ........................................       406,373           276,523
     Loss on sale of property ................................       392,209           470,080
Net changes in operating assets and liabilities:

     Accounts receivable .....................................      (317,892)         (254,813)
     Other assets ............................................       (21,660)           (4,127)
     Accounts Payable and accrued liabilities ................       109,121           (26,249)
     Deferred revenue ........................................       231,220           393,810
                                                                 -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................        43,951           471,992
                                                                 -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets ..................................    (1,312,071)       (1,830,940)
   Proceeds from sale of property ............................     1,420,976         1,591,495
                                                                 -----------       -----------
NET CASH USED BY INVESTING ACTIVITIES ........................       108,905          (239,445)
                                                                 -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates .....................        10,940           (31,114)
                                                                 -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ....................        10,940           (31,114)
                                                                 -----------       -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........       163,796           201,433

CASH AND CASH EQUIVALENTS, beginning of year .................       383,300           181,867
                                                                 -----------       -----------
CASH AND CASH EQUIVALENTS, end of year .......................   $   547,096       $   383,300
                                                                 ===========       ===========

CASH PAID DURING THE YEAR FOR
   Interest ..................................................   $   746,916       $   746,828
                                                                 ===========       ===========
   Income taxes ..............................................   $       -0-       $       -0-
                                                                 ===========       ===========

NON-CASH INVESTING ACTIVITIES
Vehicles with a net book value of $41,112 were reclassified from vehicles leased to vehicles held for sale at December 31, 2003

Vehicles with a net book value of $329,702 were reclassified from vehicles leased to vehicles held for sale at December 31, 2002

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

NOTE 1: BUSINESS ACTIVITY

            Transition Auto Finance III, Inc. (the Company) is a Texas corporation organized on May 26, 1999. The Company was established to purchase motor vehicles and automobile lease contracts, collecting and servicing automobile lease contracts and remarketing motor vehicles upon termination of their leases. Transition Leasing Management, Inc. (Transition Leasing) owns 100% of the Company's common stock.

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

                           DECEMBER 31, 2003 AND 2002

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      VEHICLES HELD FOR SALE

            Vehicles held for sale are leased vehicles in which the lease term has expired or that have been repossessed. Vehicles held for sale are valued at the lower of cost or fair value. The cost is the net book value of the vehicle after it has been returned to the Company either through repossession or early termination of the lease. Generally these vehicles will be re-leased or sold at auction by the Company within a year.

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

                           DECEMBER 31, 2003 AND 2002


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

      The Company has a deferred tax asset as of approximately $1,288,000 and $678,000 December 31, 2003 and 2002 (primarily from net operating loss carry-forward), which has been completely offset by recognition of a valuation allowance.

      The Company has a net operating loss (NOL) carry-forward of approximately $3,787,000 and $2,349,000 as of December 31, 2003 and 2002 respectively.
      The Company's NOL carry-forward expires between December 31, 2020 and
      2022.

NOTE 4: INVESTOR NOTES PAYABLE

      The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of December 31, 2003 and 2002.

      These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933. The Investor Notes bear interest at the rate of 11%. Interest is payable monthly on the 15th day of each month.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2003 AND 2002

NOTE 4: INVESTOR NOTES PAYABLE (CONTINUED)

      The Investor Notes were issued at various times during 2001 and 2000, however the maturity date for all of the Investor Notes is December 31, 2004. The Investor Notes are collateralized by the following:

            1. Automobile contracts for the leasing of new or late model automobiles.

            2.    The leased vehicles.

      The following table represents Investor Notes outstanding at December 31, 2003 and 2002:

                           Number of
      Origination Date       Notes       Note Amount
      ----------------       -----       -----------
      February 2000 .....     53          $  827,000
      March 2000 ........    136           1,453,000
      April 2000 ........     57             622,000
      May 2000 ..........     35             354,000
      June 2000 .........     37             427,000
      July 2000 .........     53             722,000
      August 2000 .......     40             332,000
      September 2000 ....     28             290,000
      October 2000 ......     33             311,000
      November 2000 .....     59             509,000
      December 2000 .....     72             644,000
      January 2001 ......     30             295,000
                                          ----------
                                          $6,786,000
                                          ==========

NOTE 5: RELATED PARTIES

      The Company has entered into a Servicing Agreement with Transition Leasing. Transition Leasing will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. Transition Leasing will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. Transition Leasing will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid Transition Leasing $217,310 in 2003 and $349,800 in 2002 for servicing, documenting and marketing fees. The Company has a receivable from Transition Leasing at December 31, 2002 in the amount of $20,620. The Company has a payable to an affiliate for $13,640 and $2,700 as of December 31, 2003 and 2002, respectively. The Company purchases warranties from a related party that amounted to $33,969 and $81,430 for 2003 and 2002, respectively.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2003 AND 2002


NOTE 6: GOING CONCERN

      The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses from operations, negative working capital, a negative equity position and has investor notes payable due in 2004. Management will attempt to service existing leases and raise additional capital and/or secure additional financing in order to repay the investor notes payable when mature. Management recognizes that full repayment may take several years to complete and that full repayment may not occur. This situation raises substantial doubt about the Company's ability to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


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

      The names, ages, backgrounds and principal occupations of the directors and executive officers of the Company as of December 31, 2003 are set forth below:

      Kenneth C. "Ken" Lowe, age 68, has served as our sole director, President and Secretary since our inception. Mr. Lowe has served as a director, Vice President and Secretary of Transition Leasing from October 1994 until July 1996 and as a director, President and Secretary of Transition Leasing since July 1996. Since 1993, Mr. Lowe has been Vice President of Young & Lowe, Inc., a private investment banking firm. From 1990 to 1992, Mr. Lowe was President of Custom Data Services, a company that specialized in financial data processing and from 1988 to 1990, Mr. Lowe was President of Westside Communications, which provided telephone equipment service to commercial customers. Mr. Lowe has a Master's of Business Administration from Southern Methodist University and over 20 years of experience in investment banking.

      Randall K. Lowe, age 35, has served as our Vice President since our inception and Vice President of Transition Leasing since July 1998. Prior to joining us and since 1994, Mr. Lowe served as a credit analyst for Bank One in New Orleans, Louisiana and Dallas, Texas. From 1991 to 1994 Mr. Lowe was a credit analyst and branch office manager for Whitney National Bank, N.A. in New Orleans. Mr. Lowe holds a Bachelor of Science degree from Tulane University. Randall Lowe is the son of Ken Lowe.

      William H. Dreger, age 60, joined us in September 1999 and serves as our Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Dreger was Chief Financial Officer and Chief Information Officer for Down to Earth, Inc. in Garland, Texas from 1994 to 1999. From 1985 to 1992, Mr. Dreger was President of Stephenson Financial Services, Inc. in North Hollywood, California. Mr. Dreger has a Bachelor of Business Administration from the University of North Texas at Denton, is a Certified Public Accountant and has over 30 years of experience in accounting and systems.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

      The following table sets forth information, as of December 31, 2003, relating to the beneficial ownership of the Company's Common Stock by any person or "group," as that term is used in
Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.

                                                Shares of          Percentage of
       Name of Shareholder                   Common Stock(1)       Common Stock
       -------------------                   ---------------       ------------
Transition Leasing Management, Inc. ......          1000                 100%
8144 Walnut Hill Lane
Suite 680
Dallas, Texas 75231

Kenneth C. Lowe ..........................             0 (2)               0
Randall K. Lowe ..........................             0                   0
William H. Dreger ........................             0                   0

Total ....................................          1000                 100%

All officers and directors as a group ....             0                 100%
                                                    ----                 ---

-------------
(1) The information as to beneficial ownership of Common Stock has been furnished by the respective shareholders, directors and officers of the Company.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Transition Leasing owns 100% of our Common Stock. Our officers are also officers of Transition Leasing. Mr. Kenneth Lowe is President and Secretary and a director of Transition Leasing and a director, the President, Chief Financial Officer and Secretary of our company, Transition Auto Finance II, and Transition Auto Finance IV. These officers will devote as much of their time to our business as, in their judgment, is reasonably required. We have real and ongoing conflicts of interest with Transition Auto Finance II, Transition Auto finance IV and Transition Leasing in allocating management time, services, overhead and functions among ourselves, Transition Auto Finance II and Transition Leasing. Management of Transition Auto Finance II and Transition Leasing intends to resolve any such conflicts in a manner that is fair and equitable to us. However, there can be no assurance that Transition Leasing will not form additional subsidiaries engaged in the same business as Transition Auto Finance III or that any particular conflict may be resolved in a manner that does not adversely affect the noteholders. Neither Transition Auto Finance II nor Transition Leasing has guaranteed or is otherwise liable for the debts and liabilities of the Company.

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

      The Company has joined in a Tax Sharing Agreement with Transition Leasing. In general, under the terms of this agreement, Transition Leasing is responsible for making all payments of federal income taxes due with respect to the Affiliated Group to the Internal Revenue Service and all payments of state and local consolidated, combined and unitary income taxes due with respect to the Affiliated Group to the applicable state and local authorities. Under applicable federal tax laws; however, if Transition Leasing fails to make such payments of tax, the other members of the Affiliated Group, including the Company, would be responsible for making such payments. The Company has a net operating loss (NOL) carry-forward of approximately $3,787,000 and $2,349,000 as of December 31, 2003 and 2002 respectively. The Company's NOL carry-forward expires between December 31, 2020 and 2022.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of 2003.

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 (Registrant) Transition Auto Finance III, Inc.


                                 By   /s/ Kenneth C. Lowe
                                      -------------------------------------
                                      Kenneth C. Lowe,
                                      President/Chief Executive Officer

                                 Date March 25, 2004
                                      -------------------------------------

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 By   /s/ Kenneth C. Lowe
                                      -------------------------------------
                                      Kenneth C. Lowe,
                                      President/Chief Financial Officer

                                 Date March 25, 2004
                                      -------------------------------------


                                 By   /s/ Kenneth C. Lowe
                                      -------------------------------------
                                      Kenneth C. Lowe, Director

                                 Date March 25, 2004
                                      -------------------------------------

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