Form 10-Q
period 2004-03-31
TRANSITION AUTO FINANCE III INC
filed 2004-05-14
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                -----------------

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As March 31, 2004, the issuer' had 1,000 shares of common stock

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES[ ] NO [X]

================================================================================

                        TRANSITION AUTO FINANCE III, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004

                                                                                                      Page No.
                                                                                                      --------
PART I. FINANCIAL INFORMATION

        ITEM 1. Financial Statements

                Balance Sheets  March 31, 2004 (Unaudited) and December 31, 2003 ...................      3

                Statements of Income (Unaudited) Quarter ended March 31, 2004 and March 31, 2003 ...      5

                Statements of Cash Flows (Unaudited) Three Months ended March 31, 2004
                  and March 31, 2003 ...............................................................      6

                Notes to Consolidated Financial Statements (Unaudited) .............................      7

        ITEM 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ........................................................     11

PART II. OTHER INFORMATION

        ITEM 1. Legal Proceedings ..................................................................     12

        ITEM 2. Changes in Securities and Use of Proceeds ..........................................     13

        ITEM 3. Defaults Upon Senior Securities ....................................................     13

        ITEM 4. Submission of Matters to a Vote of Security Holders ................................     13

        ITEM 5. Other Information ..................................................................     13

        ITEM 6. Exhibits and Reports on Form 8-K ...................................................     13

        Signatures .................................................................................     14

         In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      3 months Ended          FYE
                                                                         3/31/2004        12/31/2003
                                                                        (unaudited)      (See Note 1)
                                                                      --------------    --------------
CURRENT ASSETS
  Cash and cash equivalents                                           $      301,978    $      547,096
  Accounts receivable
  Other Assets                                                               222,136           242,455
                                                                               1,933            28,370
  Vehicles held for sale                                                     149,772            41,132
                                                                      --------------    --------------
                                                                             675,819           859,053
                                                                      --------------    --------------
PROPERTY, at cost
  Vehicles leased                                                          3,479,584         3,511,983
  Less accumulated depreciation                                           (1,018,275)         (984,515)
                                                                      --------------    --------------
      Net Property                                                         2,461,309         2,527,468
                                                                      --------------    --------------
OTHER ASSETS
  Debt issuance costs, net of amortization of $643,847 and $603,105          122,227           162,969
  Due from Associates                                                            -0-               -0-
                                                                      --------------    --------------
      Total Other Assets                                                     122,227           162,969
                                                                      --------------    --------------
TOTAL ASSETS                                                          $    3,259,355    $    3,549,490
                                                                      ==============    ==============

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                               3 Months Ended         FYE
                                                 3/31/2004         12/31/2003
                                                (Unaudited)       (See Note 1)
                                               --------------    --------------
CURRENT LIABILITIES
  Accounts Payable and Accrued liabilities     $       98,957    $      176,787
  Current portion of deferred revenue                 153,048            16,830
  Investor notes payable                            6,786,000         6,786,000
                                               --------------    --------------
      Total Current Liabilities                     7,038,006         7,127,617

OTHER LIABILITIES
  Due to affiliate                                     10,918            13,640
  Deferred revenue                                    243,246           194,158
                                               --------------    --------------
      Total Other Liabilities                         254,164           207,798
                                               --------------    --------------

TOTAL LIABILITIES                                   7,292,169         7,335,415
                                               --------------    --------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.10 par value, 1,000 shares
      authorized, issued and outstanding                  100               100
  Additional paid-in capital                              900               900
  Retained earnings (deficit)                      (4,033,814)       (3,786,925)
                                               --------------    --------------
      Total Stockholders' Equity (Deficit)         (4,032,814)       (3,785,925)
                                               --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                   $    3,259,355    $    3,549,490
                                               ==============    ==============

Note 1: The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                      Quarter Ended   Quarter Ended
                                      March 31, 2004  March 31, 2003
                                      --------------  --------------
REVENUES
  Vehicle monthly lease payments       $    258,101    $    320,259
  Amortization of down payments              73,317         103,291
                                       ------------    ------------

        Total Revenues                      331,418         423,550
                                       ------------    ------------

OPERATING EXPENSES

  Operating costs                            92,828          23,651
  General and administrative                 47,724          15,136
  Depreciation and amortization             203,122         239,749
                                       ------------    ------------
        Total Operating Expenses            343,674         278,536
                                       ------------    ------------

Operating Income (Loss)                     (12,256)        145,014
                                       ------------    ------------

OTHER INCOME (EXPENSE)

Investment income                               431             742
Other income (expense)                            4              18
Interest expense                           (186,729)       (186,766)
Loss on sale of inventory                   (48,340)       (118,144)
                                       ------------    ------------

        Total Other Income (Expense)       (234,634)       (304,150)
                                       ------------    ------------

Provision for Federal Income Taxes              -0-             -0-
                                       ------------    ------------

Net Loss                               $   (246,890)   $   (159,136)
                                       ============    ============

Loss per share (basic and diluted)     $    (246.89)   $    (159.14)
                                       ============    ============

         See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                              3 Months Ended  3 Months Ended
                                                              March 31, 2004  March 31, 2003
                                                              --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $     (246,890) $     (159,136)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                   203,122         239,749
     Amortization of down payments                                   (73,317)       (103,291)
     Impairment loss                                                     -0-             -0-
     Provision for allowance for doubtful accounts                       -0-             753
     (Gain) loss on sale of property                                  48,340         118,144
Net changes in operating assets and liabilities:
     Accounts receivable                                              20,319         (70,648)
     Other Assets                                                     26,437           5,002
     Accrued liabilities                                             (77,830)           (782)
     Deferred revenue                                                110,623           5,306
                                                              --------------  --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             10,804          35,097
                                                              --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                         (432,478)            -0-
   Cash proceeds from sale of property                               179,278         436,612
                                                              --------------  --------------
NET CASH USED BY INVESTING ACTIVITIES                               (253,200)       (436,612)
                                                              --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                              (2,722)         23,384
   Debt issuance costs                                                   -0-             -0-
   Proceeds from notes payable                                           -0-             -0-
                                                              --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             (2,722)         23,384
                                                              --------------  --------------

NET INCREASE (DECREASE) IN CASH                                     (245,118)        495,093

CASH AND CASH EQUIVALENTS, beginning of period                       547,096         383,300
                                                              --------------  --------------

CASH AND CASH EQUIVALENTS, end of period                      $      301,978  $      878,393
                                                              ==============  ==============

CASH PAID DURING THE YEAR FOR
   Interest                                                   $      186,729  $      186,729
                                                              ==============  ==============
   Income taxes                                               $          -0-  $          -0-
                                                              ==============  ==============

See accompanying notes to financial statements.

NON-CASH INVESTING ACTIVITIES

Vehicles with a net book value of $108,640 were reclassified from vehicles leased to vehicles held for resale as of March 31, 2004.

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

                The Company maintains cash balances at financial institutions in Dallas, Texas. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash and cash equivalents.

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

NOTE 4: INVESTOR NOTES PAYABLE

                The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of March 31, 2004 and December 31, 2003.

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

                The following table represents Investor Notes outstanding at December 31, 2003 and March 31, 2004:

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
                                     -----------
                                     $ 6,786,000
                                     ===========

NOTE 5: RELATED PARTIES

                The Company has entered into a Servicing Agreement with Transition Leasing. Transition Leasing will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. Transition Leasing will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. Transition Leasing will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid Transition Leasing $217,310 in 2003 and $83,774 in the Quarter ending March 31, 2004 for servicing, documentation and marketing fees. The Company has a payable to an affiliate for $13,640 at December 31, 2003 and $10,918 at March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended March 31, 2004. The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

General.

         As of March 31, 2004, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had 158 active leases with a net book value of $2,132,761.

Results of Operations: Three months ended March 31, 2004, compared to three months ended March 31, 2003.

         For the three months ended March 31, 2004, the company had received monthly contract lease payments of $258,101 and amortization of down payments of $73,317. This compares to contract lease payments of $320,259 and amortization of down payments of $103,291 for the same period in 2003. The decrease in monthly contract lease payments for the first quarter of 2004 was primarily the result of fewer active leases for the 2004 period.

         Operating costs including general and administrative expenses were $140,552 for the three-month period ended March 31, 2004. This compares to $38,787 for the same period in 2003. The increase in operating expenses for the first quarter of 2004, compared to the same period for 2003, was due to an increase in marketing fees in the 2004 quarter.

         Depreciation and amortization was $203,122 for the three months ended March 31, 2004, compared to $239,749 for the first quarter of 2003. The decrease in depreciation for the 2004 period was due to fewer active leases than in the 2003 period.

         Interest expense for the three months ended March 31, 2004, was $186,729 compared to $186,766 for the same period in 2003.

         Loss on sale of inventory for the quarter ended March 31, 2004, was $48,340 compared to $118,144 for the first quarter of 2003. The decreased loss on sale of inventory was primarily due to fewer vehicles sold and the fact that repossessions that were sold had been on the books longer and consequently were generally sold at smaller losses per vehicle in the 2004 period.

         The net loss for the quarter ended March 31, 2004, was $ 246,890 compared to $159,136 for the same period in 2003. The increase in loss for the 2004 period was primarily due to lower revenue and higher marketing fees for the 2004 period.

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

Liquidity and Capital Resources

         During the three months ended March 31, 2004, the Company used cash of $253,200 in its investing activities and used $2,722 from its financing activities. For the same period in 2003, the Company used $436,612 in its investing activities and received $23,384 from its financing activities.

         The Company's only source of liquidity in the future will be from proceeds from the sale of repossessed vehicles, early terminations, and its monthly lease payments after interest and other allowed expenses.

         The Company's portfolio, which consisted of 535 leases, included 377 leases, which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                     Vehicle                                     Total
                # of     Gross Cost   Misc.     Total      Down        Sale     Sales Tax  Warranty  Marketing   Amount     Profit
              Contracts  Of Vehicle Expenses  Payments   Payment      Amount      Credit    Rebate   Fee Paid   Received    (Loss)
Repossession    294      $6,751,060 $176,089 $2,137,798 $1,305,954  $3,409,758  $ 149,103  $ 69,568  $ 751,458 $6,320,723 ($606,426)
Early Payoff     83      $1,751,577 $  1,793 $  881,289 $  353,935  $1,177,256  $  47,800  $  1,399  $ 203,320 $2,258,359  $504,989
                ---      ---------- -------- ---------- ----------  ----------  ---------  --------  --------- ----------  --------
Total           377      $8,502,637 $177,882 $3,019,087 $1,659,889  $4,587,014  $ 196,903  $ 70,967  $ 954,778 $8,579,083 ($101,437)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the first quarter of 2004.

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

(b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the three months ended March 31, 2004

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRANSITION AUTO FINANCE III, INC.
                                         ---------------------------------
                                                   (Registrant)

Date: April 30, 2004                            /s/ Kenneth C. Lowe
                                         ---------------------------------
                                            Kenneth C. Lowe, President/
                                              Chief Executive Officer

Date: April 30,2004                             /s/ Kenneth C. Lowe
                                         ---------------------------------
                                            Kenneth C. Lowe, President/
                                              Chief Operating Officer

Date: April 30, 2004                            /s/ Kenneth C. Lowe
                                         ---------------------------------
                                            Kenneth C. Lowe, President/
                                              Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------   ----------------------------------------------------------------------
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