Form 10QSB
period 2004-06-30
TRANSITION AUTO FINANCE III INC
filed 2004-08-13
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                -----------------

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As June 30, 2004, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

================================================================================

                        TRANSITION AUTO FINANCE III, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2004

                                                                                                               Page No.
                                                                                                               --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets..............................................................................      3
                    June 30, 2004 (Unaudited) and December 31, 2003

                  Statements of Income (Unaudited)............................................................      5
                    Quarter and six months ended June 30, 2004 and June 30, 2003

                  Statements of Cash Flows (Unaudited)........................................................      6
                    Six Months ended June 30, 2004 and June 30, 2003

                  Notes to Consolidated Financial Statements (Unaudited)......................................      7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......     12

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings...........................................................................     13

         ITEM 2.  Changes in Securities and Use of Proceeds...................................................     14

         ITEM 3.  Defaults Upon Senior Securities.............................................................     14

         ITEM 4.  Submission of Matters to a Vote of Security Holders.........................................     14

         ITEM 5.  Other Information...........................................................................     14

         ITEM 6.  Exhibits and Reports on Form 8-K............................................................     14

         Signatures...........................................................................................     15

      In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                               6 months ended        FYE
                                                                                  6/30/2004       12/31/2003
                                                                                 (unaudited)     (See Note 1)
                                                                               --------------    ------------
CURRENT ASSETS
 Cash and cash equivalents                                                      $    326,267     $    547,096
 Other Assets
 Accounts receivable, net of allowance for doubtful accounts of $385,000 and           4,552           28,370
 $276,000 respectively                                                               260,684          242,455
  Vehicles held for sale                                                             153,185           41,132
                                                                                ------------     ------------
      Total Current Assets                                                           744,688          859,053
                                                                                ------------     ------------

PROPERTY, at cost
  Vehicles leased                                                                  3,011,243        3,511,983
  Less accumulated depreciation                                                     (843,462)        (984,515)
                                                                                ------------     ------------
      Net Property                                                                 2,167,781        2,527,468
                                                                                ------------     ------------

OTHER ASSETS
  Debt issuance costs, net of amortization of $684,589 and $603,105                   81,484          162,969
  Due from Affiliates                                                                    -0-              -0-
                                                                                ------------     ------------
      Total Other Assets                                                              81,484          162,969
                                                                                ------------     ------------

TOTAL ASSETS                                                                    $  2,993,953     $  3,549,490
                                                                                ============     ============

                        TRANSITION AUTO FINANCE III, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                            6 Months Ended        FYE
                                                              6/30/2004        12/31/2003
                                                              (Unaudited)     (See Note 1)
                                                            --------------    ------------
CURRENT LIABILITIES
  Accrued liabilities                                        $     62,669     $    176,787
  Current portion of deferred revenue                             136,839          164,830
  Investor Notes Payable                                        6,786,000        6,786,000
                                                             ------------     ------------
        Total Current Liabilities                               6,985,508        7,127,617

OTHER LIABILITIES
  Due to affiliate                                                  4,730           13,640
  Deferred revenue                                                216,727          194,158
                                                             ------------     ------------
      Total Other Liabilities                                     221,457          207,798
                                                             ------------     ------------

TOTAL LIABILITIES                                               7,206,965        7,335,415
                                                             ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                          100              100
   Additional paid-in capital                                         900              900
   Retained earnings (deficit)                                 (4,214,012)      (3,786,925)
                                                             ------------     ------------
       Total Stockholders' Equity (Deficit)                    (4,213,012)      (3,785,925)
                                                             ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                 $  2,993,953     $  3,549,490
                                                             ============     ============

      Note 1: The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

      See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                 Quarter Ended    Six Months Ended     Quarter Ended     Six Months Ended
                                                 June 30, 2004      June 30, 2004      June 30, 2003       June 30, 2003
                                                 -------------    ----------------     -------------     ----------------
REVENUES

  Vehicle monthly lease payments                   $  228,635         $  486,736         $  290,974         $  611,233
  Amortization of down payments                        83,337            156,654             91,055            194,346
                                                   ----------         ----------         ----------         ----------
        Total Revenues                                311,972            643,390            382,029            805,579
                                                   ----------         ----------         ----------         ----------

OPERATING EXPENSES

  Operating costs                                      49,647            142,475             31,530             55,181
  General and administrative                           14,784             62,508             46,313             61,449
  Depreciation and amortization                       182,473            385,595            208,094            447,843
                                                   ----------         ----------         ----------         ----------
        Total Operating Expenses                      246,904            590,578            285,937            564,473
                                                   ----------         ----------         ----------         ----------

Operating Income (Loss)                                65,068             52,812             96,092            241,106
                                                   ----------         ----------         ----------         ----------

OTHER INCOME (EXPENSE)

Investment income                                         159                590                980              1,722
Other income (expense)                                      4                  8                  6                 26
Interest expense                                     (186,729)          (373,458)          (186,692)          (373,458)
Loss on sale of inventory                             (58,699)          (107,039)          (119,787)          (237,931)
                                                   ----------         ----------         ----------         ----------
        Total Other Income (Expense)                 (245,265)          (479,899)          (305,493)          (609,641)
                                                   ----------         ----------         ----------         ----------

Provision for Federal Income Taxes                        -0-                -0-                -0-                -0-
                                                   ----------         ----------         ----------         ----------

Net Loss                                           $ (180,197)        $ (427,087)        $ (209,401)        $ (368,537)
                                                   ==========         ==========         ==========         ==========

Profit (Loss) per share (basic and diluted)        $  (180.20)        $  (427.09)        $  (209.40)        $  (368.54)

                See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                6 Months Ended     6 Months Ended
                                                                June 30, 2004      June 30, 2003
                                                                --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $   (427,087)      $   (368,537)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                    385,595            447,843
     Amortization of down payments                                   (156,655)          (194,346)
     Provision for allowance for doubtful accounts                        -0-                753
     (Gain) loss on sale of property                                  107,039            237,931
Net changes in operating assets and liabilities:
     Accounts receivable                                              (18,229)          (146,314)

    Other Assets                                                       23,818              2,223
    Accrued liabilities                                              (114,118)            57,843
     Deferred revenue                                                 151,233             18,939
                                                                 ------------       ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      (48,404)            56,339
                                                                 ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                          (638,592)           (93,123)
   Cash proceeds from sale of property                                475,077            766,891
                                                                 ------------       ------------
NET CASH (USED) BY INVESTING ACTIVITIES                              (163,515)           673,768
                                                                 ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                               (8,910)            13,187
   Proceeds from notes payable                                            -0-                -0-
                                                                 ------------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              (8,910)            13,187
                                                                 ------------       ------------

NET INCREASE (DECREASE) IN CASH                                      (220,829)           743,294
CASH AND CASH EQUIVALENTS, beginning of period                        547,096            383,300
                                                                 ------------       ------------

CASH AND CASH EQUIVALENTS, end of period                         $    326,267       $  1,126,594
                                                                 ============       ============

CASH PAID DURING THE YEAR FOR
   Interest                                                      $    373,458       $    186,729
                                                                 ============       ============
   Income taxes                                                  $        -0-       $        -0-
                                                                 ============       ============

See accompanying notes to financial statements.

      NON-CASH INVESTING ACTIVITIES

      Vehicles with a net book value of $112,053 were reclassified from vehicles leased to vehicles held for resale as of June 30, 2004.

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

NOTE 4:     INVESTOR NOTES PAYABLE

                  The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of June 30, 2004 and December 31, 2003.

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

                  The following table represents Investor Notes outstanding at December 31, 2003 and June 30, 2004:

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
                                          -----------
                                          $ 6,786,000
                                          ===========

NOTE 5:     RELATED PARTIES

      THE COMPANY HAS ENTERED INTO A SERVICING AGREEMENT WITH TRANSITION LEASING. TRANSITION LEASING WILL BE ENTITLED TO A SERVICING FEE OF $20 PER MONTH PER CONTRACT AND A PAYMENT OF $150 PER CONTRACT PURCHASED. TRANSITION LEASING WILL RECEIVE, AS A MARKETING FEE, 57.5% OF THE DOWN PAYMENT MADE BY THE CUSTOMERS WITH RESPECT TO CONTRACTS IT ORIGINATES. TRANSITION LEASING WILL RECEIVE FROM THE COMPANY A RELEASING FEE OF 57.5% OF THE DOWN PAYMENT WITH RESPECT TO A NEW CONTRACT FOLLOWING REPOSSESSION OF A LEASED VEHICLE. THE COMPANY PAID TRANSITION LEASING $217,310 IN 2003 AND $131,548 FOR THE 6 MONTHS ENDING JUNE 30, 2004 FOR SERVICING, DOCUMENTATION AND MARKETING FEES. THE COMPANY HAS A PAYABLE TO AN AFFILIATE FOR $13,640 AT DECEMBER 31, 2003 AND $4,730 AT JUNE 30, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended June 30, 2004. The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

General.

      As of June 30, 2004, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had 162 active leases with a net book value of $2,320,966.

Results of Operations: Three months ended June 30, 2004, compared to three months ended June 30, 2003.

      For the three months ended June 30, 2004, the company had received monthly contract lease payments of $228,635 and amortization of down payments of $83,337. This compares to contract lease payments of $290,974 and amortization of down payments of $91,055 for the same period in 2003. The decrease in monthly contract lease payments for the second quarter of 2004 was primarily the result of fewer active leases than in the second quarter of 2003.

      Operating costs including general and administrative expenses were $64,431 for the three-month period ended June 30, 2004. This compares to $77,843 for the same period in 2003. The higher operating expenses for the second quarter of 2003, compared to the same period for 2004, was due to more reposessions for 2003, and the cost associated with those repossessions.

      Depreciation and amortization was $182,473 for the three months ended June 30, 2004 compared to $208,094 for the second quarter of 2003. The fewer number of active leases in the 2004 period resulted in lower rates of depreciation.

      Interest expense for the three months ended June 30, 2004, was $186,729 compared to $186,692 for the same period in 2003.

      Loss on sale of inventory for the quarter ended June 30, 2004, was $58,699 compared to $119,787 for the second quarter of 2003. The decreased loss on sale of inventory for the 2004 period was primarily due to more favorable used vehicle prices in the 2004 period and aging of the portfolio. When vehicles age they generally depreciate at a slower rate.

      The net loss for the quarter ended June 30, 2004 was $180,197 compared to $209,401 for the same period in 2003. The decrease in loss for the quarter ended June 30, 2004 was primarily due to a decrease in expenses and a smaller loss on sale of inventory for the 2004 period.

Extension of Reinvestment Period

      On June 30, 2002, Transition Auto Finance II. Defaulted on $6,280,000 of its 11% Redeemable Secured Notes. Due to the recession and September 11, events, TAF II and TAF III experienced a larger than normal number of repossessions. In an attempt to minimize the possibility of a default by TAF III, the Company requested that the note-holders consent to an amendment to the Indenture, which would extend the reinvestment period from December 31, 2002 to December 31, 2004. The consent solicitation was approved by a majority of the Note-holders and the indenture was amended to reflect the extended reinvestment period. Between January 2003 and May 2003, no new leases were contracted, pending the approval of the consent solicitation.

Results of Operations: Six-month period ended June 30, 2004, compared to six-months ended June 30, 2003

      Total revenue for the six months ended June 30, 2004 was $643,390 compared to $805,579 for the same period in 2003. The decrease in 2004 revenue was due to a substantial decrease in the cost of vehicles leased which in turn generates lower monthly lease payments and a decrease in the amounts of down payments and the amortization of those down payments.

      Operating costs and expenses were $204,983 for the six month period ended June 30, 2004 compared to $116,630 for the same period in 2003. The higher expense for the 2004 period was due to increased marketing fees paid in the 2004 period.

      Depreciation and amortization for the six months ended June 30, 2004 was $385,595 compared to $447,843 for the same period in 2003. The lower depreciation and amortization for the 2004 period was due to a large number of repossessions which reduced the size of the overall portfolio.

      Loss on sale of inventory for the six months ended June 30, 2004 was $107,039 compared to $237,931 for the same period in 2003. The smaller loss on sale of inventory for the 2004 period was due to an improved market for used vehicles and aging of the portfolio.

      The Company had a loss of $427,087 for the six months ended June 30, 2004 compared to a loss of $368,537 for the same period in 2003. The larger loss for the 2004 period was primarily due to lower revenue than in the 2003 period and aging of the portfolio.

Liquidity and Capital Resources

      During the six months ended June 30, 2004, the Company used cash of $163,515 in its investing activities and used $8,910 from its financing activities. For the same period in 2003, the Company provided $673,768 in its investing activities and provided $13,187 from its financing activities.

      The Company's only source of liquidity in the future will be from proceeds from the sale of repossessed vehicles, early terminations, and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 544 leases, included 405 leases, which resulted in early terminations and six have gone to term. The information on the Company's experience with respect to early terminations is set forth below:

                                                                                             Vehicle
                    # of        Gross Cost        Misc.         Total          Down           Sale
                 Contracts      Of Vehicle      Expenses       Payments       Payment        Amount
Repossession            313    $ 7,185,152    $   185,007    $ 2,385,056    $ 1,378,479    $ 3,590,958
Early Payoff             92    $ 1,974,185    $     1,793    $ 1,034,814    $   389,909    $ 1,310,405
                -----------    -----------    -----------    -----------    -----------    -----------
Total                   405    $ 9,159,337    $   186,800    $ 3,419,870    $ 1,768,388    $ 4,901,363

                                                                    Total
                     Sales Tax       Warranty      Marketing       Amount         Profit
                       Credit         Rebate       Fee Paid       Received        (Loss)
Repossession        $   158,369    $    72,506    $   793,159    $ 6,792,209   ($   577,950)
Early Payoff        $    53,269    $     1,399    $   224,005    $ 2,565,791    $   589,813
                    -----------    -----------    -----------    -----------   ------------
Total               $   211,638    $    73,905    $ 1,017,164    $ 9,358,000    $    11,863

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the second quarter of 2004.

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

(b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended June 30, 2004

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRANSITION AUTO FINANCE III, INC.
                                       -----------------------------------------
                                                    (Registrant)

Date: August 6, 2004                           /s/
                                       -----------------------------------------
                                              Kenneth C. Lowe, President/
                                                Chief Executive Officer

Date: August 6, 2004                           /s/
                                       -----------------------------------------
                                              Kenneth C. Lowe, President/
                                                Chief Operating Officer

Date: August 6, 2004                           /s/
                                       -----------------------------------------
                                              Kenneth C. Lowe, President/
                                                Chief Financial Officer

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