Form 10QSB
period 2004-09-30
TRANSITION AUTO FINANCE III INC
filed 2004-11-12
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As September 30, 2004, the issuer' had 1,000 shares of common stock

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES[ ] NO [X]

                        TRANSITION AUTO FINANCE III, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                                                                                               Page No.
                                                                                                               --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets..............................................................................    2
                    September 30, 2004 (Unaudited) and December 31, 2003

                  Statements of Income (Unaudited)............................................................    4
                   Quarter and nine months ended September 30, 2004 and September 30, 2003

                  Statements of Cash Flows (Unaudited)........................................................    5
                    Nine Months ended September 30, 2004 and September 30, 2003

                  Notes to Consolidated Financial Statements (Unaudited)......................................    6

         ITEM 2.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations .............................................................   11

         ITEM 3.           Controls and Procedures ...........................................................   12

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings...........................................................................   13

         ITEM 2.  Changes in Securities and Use of Proceeds...................................................   14

         ITEM 3.  Defaults Upon Senior Securities.............................................................   14

         ITEM 4.  Submission of Matters to a Vote of Security Holders.........................................   14

         ITEM 5.  Other Information...........................................................................   14

         ITEM 6.  Exhibits and Reports on Form 8-K............................................................   14

         Signatures ..........................................................................................   15

      In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                                                                                9 months ended FYE
                                                                                     9/30/2004          12/31/2003
                                                                                    (unaudited)       (See Note 1)
                                                                                    -----------       ------------
                                        ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                         $    140,017        $    547,096
 Other Assets                                                                             5,426              28,370
 Accounts receivable, net of allowance for doubtful accounts of $385,000 and $
-0- respectively                                                                        314,208             242,455
  Vehicles held for sale                                                                176,519              41,132
                                                                                ---------------        ------------
      Total Current Assets                                                              636,170             859,053
                                                                                                       ------------
PROPERTY, at cost
  Vehicles leased                                                                     3,011,581           3,511,983
  Less accumulated depreciation                                                        (836,279)           (984,515)
                                                                                ---------------        ------------
      Net Property                                                                    2,175,302           2,527,468
                                                                                ---------------        ------------
OTHER ASSETS
  Debt issuance costs, net of amortization of $725,331 and $603,105                      40,742             162,969
  Due from Affiliates                                                                       -0-                 -0-
                                                                                ---------------        ------------
      Total Other Assets                                                                 40,742             162,969
                                                                                ---------------        ------------
TOTAL ASSETS                                                                       $  2,852,214        $  3,549,490
                                                                                   ============        ============

                        TRANSITION AUTO FINANCE III, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                  9 Months Ended        FYE
                                                    9/30/2004        12/31/2003
                                                   (Unaudited)      (See Note 1)
                                                   -----------      ------------
CURRENT LIABILITIES
  Accrued liabilities                             $    110,679      $    176,787
  Current portion of deferred revenue                  145,741           164,830
                                                  ------------      ------------
        Total Current Liabilities                      256,420           341,617
OTHER LIABILITIES
  Due to affiliate                                      16,580            13,640
  Deferred revenue                                     240,890           194,158
  Investor notes payable                             6,786,000         6,786,000
                                                  ------------      ------------
      Total Other Liabilities                        7,043,470         6,993,798
TOTAL LIABILITIES                                    7,299,890         7,335,415
                                                  ------------      ------------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
authorized, issued and outstanding                         100               100
   Additional paid-in capital                              900               900
   Retained earnings (deficit)                      (4,448,676)       (3,786,925)
                                                  ------------      ------------
       Total Stockholders' Equity (Deficit)         (4,447,676)       (3,785,925)
                                                  ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                      $  2,852,214      $  3,549,490
                                                  ============      ============

Note 1: The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                                 Quarter Ended        Nine Months Ended      Quarter Ended       Nine Months Ended
                                              September 30, 2004       Sept. 30, 2004        Sept. 30, 2003        Sept 30, 2003
                                              ------------------       --------------        --------------        -------------
REVENUES
  Vehicle monthly lease payments                $  233,384               $  720,119            $  232,953            $  844,186
   Amortization of down payments                    66,288                  222,943                87,719               282,065
                                              ------------            -------------          ------------        --------------
        Total Revenues                             299,672                  943,062               320,672             1,126,251
                                              ------------            -------------          ------------        --------------
OPERATING EXPENSES
  Operating costs                                   77,644                  220,119                52,492               107,674
  General and administrative                         9,124                   71,632                11,011                72,460
  Depreciation and amortization                    177,638                  563,233               193,626               641,470
                                              ------------            -------------          ------------        --------------
        Total Operating Expenses                   264,406                  854,984               257,129               821,604
                                              ------------            -------------          ------------        --------------
Operating Income (Loss)                             35,266                   88,078                63,543               304,647
                                              ------------            -------------          ------------        --------------
OTHER INCOME (EXPENSE)

Investment income                                      165                      755                 1,359                 3,081
Other income (expense)                                   3                       10                    18                    45
Interest expense                                  (186,729)                (560,187)             (186,729)             (560,187)
Loss on sale of inventory                          (83,369)                (190,408)              (53,837)             (291,767)
                                              ------------            -------------          ------------        --------------
        Total Other Income (Expense)              (269,930)                (749,830)             (239,189)             (848,828)
                                              ------------            -------------          ------------        --------------
Provision for Federal Income Taxes                     -0-                      -0-                   -0-                   -0-
                                              ------------            -------------          ------------        --------------
Net Loss                                        $ (234,664)              $ (661,752)           $ (175,646)           $ (544,181)
                                                ==========               ==========            ==========            ==========
Profit (Loss) per share (basic and diluted)     $  (234.67)              $  (661.75)           $  (175.65)           $  (544.18)

See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                  9 Months Ended       9 Months Ended
                                                                September 30, 2004   September 30, 2003
                                                                ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $   (661,752)        $   (544,181)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                      563,233              641,470
     Amortization of down payments                                     (222,943)            (282,065)
     Impairment loss                                                        -0-                  -0-
     Provision for allowance for doubtful accounts                          -0-                  753
     (Gain) loss on sale of property                                    190,408              291,767
Net changes in operating assets and liabilities:
     Accounts receivable                                                (71,753)            (186,976)
    Other Assets                                                         22,944                3,075
    Accrued liabilities                                                 (66,108)              34,755
     Deferred revenue                                                   250,586               82,517
                                                                ---------------      ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 4,615               41,115
                                                                ---------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                          (1,032,490)            (422,318)
   Cash proceeds from sale of property                                  617,855            1,001,749
                                                                ---------------      ---------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                              (414,635)             579,431
                                                                ---------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                                  2,941                4,030
   Debt issuance costs                                                      -0-                  -0-
   Proceeds from notes payable                                              -0-                  -0-
                                                                ---------------      ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 2,941                4,030
                                                                ---------------      ---------------
NET INCREASE  (DECREASE) IN CASH                                       (407,079)             624,576
CASH AND CASH EQUIVALENTS, beginning of period                          547,096              383,300
                                                                ---------------      ---------------
CASH AND CASH EQUIVALENTS, end of period                           $    140,017         $  1,007,876
                                                                   ============         ============
CASH PAID DURING THE YEAR FOR
   Interest                                                        $    560,187         $    560,187
                                                                   ============         ============
   Income taxes                                                    $        -0-         $        -0-
                                                                   ============         ============

See accompanying notes to financial statements.

NON-CASH INVESTING ACTIVITIES
Vehicles with a net book value of $135,387 were reclassified from vehicles leased to vehicles held for resale as of September 30, 2004.

NON-CASH INVESTING ACTIVITIES
Vehicles with a net book value of $168,853 were reclassified from vehicles leased to vehicles held for resale as of September 30, 2003.

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE  1 : BUSINESS ACTIVITY

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

NOTE  2 : SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4: INVESTOR NOTES PAYABLE

            The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of September 30, 2004 and December 31, 2003.

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

                  2.    The leased vehicles.

            The following table represents Investor Notes outstanding at December 31, 2003 and September 30, 2004:

Origination Date              Number of Notes                 Note Amount
----------------              ---------------                 -----------
  February 2000                     53                       $     827,000
  March 2000                       136                           1,453,000
  April 2000                        57                             622,000
  May 2000                          35                             354,000
  June 2000                         37                             427,000
  July 2000                         53                             722,000
  August 2000                       40                             332,000
  September 2000                    28                             290,000
  October 2000                      33                             311,000
  November 2000                     59                             509,000
  December 2000                     72                             644,000
  January 2001                      30                             295,000
                                                             -------------
                                                             $   6,786,000
                                                             =============

NOTE 5: RELATED PARTIES

      The Company has entered into a Servicing Agreement with Transition Leasing. Transition Leasing will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. Transition Leasing will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. Transition Leasing will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid Transition Leasing $217,310 in 2003 and $204,810 for the 9 months ending September 30, 2004 for servicing, documentation and marketing fees. The Company had a payable to an affiliate for $13,640 at December 31, 2003 and $16,580 at September 30, 2004.

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

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended September 30, 2004. The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

General.

      As of September 30, 2004, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had 120 active leases with a net book value of $2,175,302.

      Results of Operations: Three months ended September 30, 2004, compared to three months ended September 30, 2003.

      For the three months ended September 2004, the company had received monthly contract lease payments of $233,384 and amortization of down payments of $66,288. This compares to contract lease payments of $232,953 and amortization of down payments of $87,719 for the same period in 2003. The decrease in monthly contract lease payments for the third quarter of 2004 was primarily the result of fewer active leases for the 2004 period.

      Operating costs including general and administrative expenses were $86,768 for the three-month period ended September 30, 2004. This compares to $63,503 for the same period in 2003. The increase in operating expenses for the third quarter of 2004 compared to the same period for 2003 was due to higher marketing fees on more expensive vehicles than for the 2003 period.

      Depreciation and amortization was $177,638 for the three months ended September 30, 2004 compared to $193,626 for the third quarter of 2003. The fewer number of active leases in the 2004 period resulted in lower rates of depreciation.

      Interest expense for the three months ended September 30, 2004, was $186,729 compared to $186,729 for the same period in 2003.

      Loss on sale of inventory for the quarter ended September 30, 2004, was $83,369 compared to $53,837 for the third quarter of 2003. The increased loss on sale of inventory for the 2004 period was due to the write off of a vehicle that disappeared and is believed to have been stolen. This matter is currently under criminal investigation..

      The net loss for the quarter ended September 30, 2004, was $234,664 compared to $175,646 for the same period in 2003. The increased loss for the 2004 period was primarily the result of lower revenue and higher expenses for the 2004 period.

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

Extension of Reinvestment Period

      In an attempt to offset this loss of leverage and to minimize the possibility of a default, the Company requested that the note-holders agree to extend the reinvestment period from December 31, 2002 to December 31, 2004. The consent solicitation was approved by a majority of the note-holders and the indenture was amended to reflect the extended reinvestment period. Between January 2003 and May 2003, no new leases were contracted, pending the approval of the consent solicitation. Since May 2003 the Company has added 64 net leases (after early terminations). Although this increased the total lease portfolio by approximately 100% at the end of the third quarter of 2004, it is not possible at this time to determine the ultimate financial impact from these additional leases.

Results of Operations: Nine- month period ended September 30, 2004, compared to nine months ended September 30, 2003.

      Total revenue for the nine-months ended September 30, 2004 was $943,062 compared to $1,126,251 for the same period in 2003. The decrease in 2004 revenue was due to lower lease volume in that period.

      Operating costs and expenses were $291,751 for the nine-month period ended September 30, 2004 compared to $180,134 for the same period in 2003. The increase in expenses for the 2004 period was primarily due to higher marketing fees paid on more expensive vehicles than for the 2003 period.

      Depreciation and amortization for the nine-months ended September 30, 2004 was $563,233 compared to $641,470 for the same period in 2003 .The lower depreciation and amortization for the 2004 period was due to a smaller lease portfolio than for the 2003 period.

      Interest expense for the nine months ended September 30, 2004 was $560,187 compared to $560,187 for the same period in 2003.

      Loss on sale of inventory for the nine-months ended September 30, 2004 was $190,408 compared to $291,767 loss for the same period in 2003. The decrease in loss on sale of inventory for the nine-months ended September 30, 2004 was the result of a lower number of vehicles sold than in the 2003 period.

      The Company had a loss of $661,752 for the nine-months ended September 30, 2004 compared to a loss of $544,181 for the same period in 2003. The increased loss for the 2004 period was primarily the result of lower revenue without a corresponding decrease in expenses for the 2004 period.

Liquidity and Capital Resources

      During the nine months ended September 30, 2004, the Company used $414,635 in its investing activities and received $2,941 from its financing activities. For the same period in 2003, the Company used $579,431 in its investing activities and $4,030 in its financing activities.

      The Company's only source of liquidity in the future will be from proceeds from the sale of repossessed vehicles, early terminations, and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 541 leases, included 421 leases, which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                     Vehicle                                     Total
                # of   Gross Cost   Misc.      Total      Down        Sale    Sales Tax  Warranty  Marketing     Amount     Profit
              Contract Of Vehicle  Expenses  Payments    Payment     Amount     Credit    Rebate    Fee Paid    Received    (Loss)
              -------------------  --------  --------    -------     ------     ------    ------    --------    --------    ------
Repossession    325    $7,402,480  $192,031 $2,465,551 $1,411,280  $3,685,658  $163,632   $77,929  $  812,020  $6,992,030 ($602,481)
Early Payoff     96    $2,039,867  $  1,793 $1,069,301 $  405,019  $1,350,209  $ 55,216   $ 1,399  $  232,693  $2,648,451  $606,791
                 --    ----------   ------  ---------- ----------  ----------  --------   -------  ----------  ----------  --------
Total           421    $9,442,347  $193,824 $3,534,852 $1,816,299  $5,035,867  $218,848   $79,328  $1,044,713  $9,640,481  $  4,310

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the third quarter of 2004.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended September 30, 2004

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANSITION AUTO FINANCE III, INC.
                                ------------------------------------------------
                                                  (Registrant)

Date: November 6, 2004                    /s/ Kenneth C. Lowe
                                ------------------------------------------------
                                           Kenneth C. Lowe, President/
                                           Chief Executive Officer

Date: November 6, 2004                    /s/ Kenneth C. Lowe
                                ------------------------------------------------
                                           Kenneth C. Lowe, President/
                                           Chief Operating Officer

Date: November 6, 2004                    /s/ Kenneth C. Lowe
                                ------------------------------------------------
                                           Kenneth C. Lowe, President/
                                           Chief Financial Officer

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