Form 10KSB
period 2004-12-31
TRANSITION AUTO FINANCE III INC
filed 2005-04-14
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                        COMMISSION FILE NUMBER: 333-80537

                        TRANSITION AUTO FINANCE III, INC.
               (Exact name of registrant as specified in charter)

                    TEXAS                                  75-2822804
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
              or organization)                               Number)

     8144 WALNUT HILL LANE., SUITE 680,
                DALLAS,TEXAS                                 75231
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,207,300

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2004, the issuer had 1,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I...........................................................................................................      3

Item 1. Description of Business..................................................................................      3
Item 2. Description of Property..................................................................................      4
Item 3. Legal Proceedings........................................................................................      4
Item 4. Submission of Matters to a Vote of Security Holders......................................................      4

PART II..........................................................................................................      4

Item 5. Market for Common Equity and Related Stockholder Matters.................................................      4
Item 6. Management's Discussion and Analysis or Plan of Operations...............................................      5
Item 7. Financial Statements and Supplementary Data..............................................................      6
Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.....................     19

PART III.........................................................................................................     19

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the
         Exchange Act............................................................................................     19
Item 10. Executive Compensation..................................................................................     19
Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Stockholders...................     19
Item 12. Certain Relationships and Related Transactions..........................................................     21
Item 13. Exhibits and Reports on Form 8-K........................................................................     22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      As of January 27, 2000, Transition Auto Finance III, Inc.'s (the "Company") offering (the "Offering") of 11% Redeemable Secured Notes (the "Notes") was declared effective by the United States Securities & Exchange Commission (the "Commission"). As of December 31, 2004, the end of the period covered by this Report, (i) the Company had sold Notes in an aggregate principal amount of $6,786,000 and (ii) the Company's operating assets consisted of 159 leased vehicles and the lease contracts related thereto, and three vehicles were held in inventory following repossession. Of the Company's 110 lease contracts at December 31, 2004, all were leases newly originated by Transition Leasing Management, Inc. ("Transition Leasing"). As of December 31, 2004 the Company had 337 and 99 leases that were terminated early for repossession and early payoff respectively. As of December 31, 2004, the Company had paid as and when due, all interest payments owed on the Notes since their issuance.

      The Company was incorporated under the laws of the State of Texas on June 8, 1999 as a wholly owned single-purpose corporate subsidiary of Transition Leasing and is engaged in the business of purchasing new or late-model vehicles and concurrently therewith entering into lease contracts of such vehicles to customers.

      The Company was established for the sole purposes of purchasing vehicles from third parties and leasing them to consumers pursuant to lease contracts, collecting and servicing the lease contracts, obtaining capital through borrowings or through sale of debt or equity securities to invest in such lease contracts, remarketing the leased vehicles upon termination of their lease contracts, and all related business activities. During the year ended December 31, 2004, all vehicles and lease contracts acquired by the Company were acquired by the Company directly from lease originations by Transition Leasing.

      The funds necessary to purchase the lease contracts or leased vehicles were initially provided solely from the sale of the Notes in the Offering. In addition to the proceeds of the Offering, subject to the prior payment of interest due upon the Notes and payment of certain allowed expenses, the collection proceeds from the lease contracts have and will continue to be used by the Company to purchase or acquire additional lease contracts until the Sinking Fund Trigger Date. The Sinking Fund Trigger Date was originally December 31, 2002 but due to the economy and the events of September 11, the Company requested and received a majority vote of the Noteholders that permitted the extension of the Sinking Fund Trigger Date from December 31, 2002 until December 31, 2004. (See Management's Discussion and Analysis). During the period of the extension of the Trigger Date, the Company is prohibited from engaging in any business other than the purchase and acquisition of the leased vehicles and the lease contracts, the collection and servicing of the lease contracts (including repossession and resale of the leased vehicles collateral), remarketing of the leased vehicles upon termination of the lease contracts, and from incurring any additional indebtedness other than the allowed expenses permitted under the Indenture and any other amounts incurred in the ordinary course of its business.

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

ITEM 2. DESCRIPTION OF PROPERTY

      As of December 31, 2004, the Company's principal executive offices have been located within the offices of Transition Leasing at 8144 Walnut Hill Lane, Suite 680, Dallas, Texas 75231, and its telephone number is (214) 360-9966. As of December 31, 2004, the offices were in suitable condition for the performance of normal and customary activities of the Company. The offices are leased by the Company from Prentiss Properties, on a term of three years for $3,626 per month.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, instituted against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the fourth quarter of 2004.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

General.

      As of December 31, 2004, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had a total of 110 leases with a net book value of $2,007,591.

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

Results of Operations

      For the year ended December 31, 2004, the Company had received monthly contract lease payments of $924,590 and amortization of down payments of $282,710 compared to $1,077,478 in monthly lease payments and $359,359 in amortization of down payments for the same period in 2003.

      Operating costs including general and administrative expenses (excluding depreciation) were $668,039 for the year ended December 31, 2004, compared to $705,398 for the same period in 2003.

      Depreciation in fiscal 2004 was $734,899 compared to $834,823 for the same period in 2003 The smaller amount of depreciation in 2004 was due to fewer number of active leases in 2004.

      The operating loss for 2004 was $211,846 compared to $103,384 for the same period in 2003. The increased loss in operating income for 2004 was due to the decrease in total revenue for 2004 from 2003.

      Loss on sale of inventory for the year ended December 31, 2004 was $226,385 compared to $392,209 in fiscal 2003. The smaller loss on sale of property for 2004 was due to fewer number of vehicles being repossessed.

      Interest expense for the twelve months ended December 31, 2004 was $746,916, the same as interest expense for the 2003 period.

      The net loss for fiscal 2004 was $1,281,538 compared to $1,230,884 for the same period in 2003. The larger loss in 2004 was the loss of sales tax credits. When a vehicle has been repossessed and sold, the full amount of the sales tax was paid at the time of original purchase. Sales tax credits can only be used against the sales taxes paid on additional vehicles purchased. Since the company no longer leases vehicles the tax credits have no value.

      On June 30, 2002 Transition Auto Finance II defaulted on its 11% Redeemable Secured Notes and on December 31, 2004 Transition Auto Finance III defaulted on its 11% Redeemable Secured Notes. Due to the recession and September 11 events, TAF II and TAF III experienced a larger than normal number of repossessions. The amount of time necessary to reinvest TAF III proceeds from repossessions substantially reduced the positive impact of leverage. Leverage in this context is the ability to turn cash into performing assets by investing in leases.

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

Although TAF III defaulted on its Notes on December 31, 2004 the Company believes that the extension of the reinvestment period materially increased the amount of funds that will ultimately be returned to TAF III noteholders.

Liquidity and Capital Resources

      During the twelve months ended December 31, 2004, the Company used $339,830 in its investing activities and used $12,305 its financing activities. This compares to cash of $108,905 in its investing activities and $10,940 in its financing activities during fiscal 2003. The Company's only source of liquidity in the future will be the sale of repossessed and returned vehicles.

The Company's portfolio included 436 leases which were the result of early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                   Vehicle                                    Total
                 # of    Gross Cost   Misc.    Total      Down       Sale     Sales Tax Warranty Marketing    Amount    Profit
              Contracts  Of Vehicle Expenses  Payments   Payment     Amount     Credit   Rebate  Fee Paid    Received   (Loss)
Repossession     337     $7,668,914 $195,790 $2,574,370 $1,463,168 $3,806,858 $ 168,538 $ 82,089 $  836,591 $7,258,432 ($606,272)
Early Payoff      99     $2,103,556 $  1,793 $1,110,935 $  414,207 $1,392,888 $  55,778 $  1,399 $  237,976 $2,737,232  $631,883
                 ---     ---------- -------- ---------- ---------- ---------- --------- -------- ---------- ---------- ---------
Total            436     $9,772,470 $197,583 $3,685,305 $1,877,375 $5,199,746 $ 224,316 $ 83,488 $1,074,567 $9,995,664  $ 25,611

Note: The above results on early termination does not include any allowance for interest expense

      Loss on repossessions in 2004 was $606,272 compared to $602,937 for the same period in 2003. Higher numbers of repossession is due to the weak economy and the effects of September 11th. The loss of an average of $1,799 per vehicle in 2004 is less than the $2,138 loss per vehicle in 2003. The lower losses per average vehicle for the 2004 and the 2003 periods is lower than most previous periods and is due to the aging of the portfolio with defaults occurring later in the lease.

      Early payoffs as of December 31, 2004 were 99 compared to 78 at December 31, 2003. Although most early payoffs result in a profit to the Company, a high percentage of early payoffs is not considered a positive factor by the Company. Early payoffs take a performing lease off the books and create cash, which until it is reinvested, is a minimal earning asset.

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                             PAGE
                                                                             ----
INDEPENDENT AUDITORS' REPORT                                                   9

FINANCIAL STATEMENTS

Balance Sheets                                                                10

Statements of Income (Loss) and Changes in Retained Earnings (Deficit)        11

Statements of Cash Flows                                                      12

Notes to Financial Statements                                                13-17

Board of Directors
Transition Auto Finance III, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Transition Auto Finance III, Inc. (the Company) as of December 31, 2004 and 2003, and the related statements of income (loss) and changes in retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then in conformity with U.S. generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations, negative working capital, a negative equity position and has defaulted on investor notes payable due in 2004. It is uncertain if or when the Company will be able to repay the investor notes payable and this raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Austin, Texas
March 1, 2005

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2004 and 2003

                                                                              2004           2003
                                                                           ----------     ----------
                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents (Restricted cash is $66,000 and $-0-)          $   66,000     $  547,096
  Accounts receivable, net of an allowance for doubtful accounts
     Of $311,700 and $385,000                                                  91,845        242,455
  Vehicles held for sale                                                       86,316         41,132
  Other assets                                                                  4,084         28,370
                                                                           ----------     ----------
      Total Current Assets                                                    248,245        859,053
                                                                           ----------     ----------

PROPERTY, at cost
  Vehicles leased                                                           2,759,772      3,511,983
  Less accumulated depreciation                                              (752,181)      (984,515)
                                                                           ----------     ----------
      Net Property                                                          2,007,591      2,527,468
                                                                           ----------     ----------

OTHER ASSETS
  Debt issuance costs, net of accumulated amortization of $766,073 and
$603,105                                                                          -0-        162,969
                                                                           ----------     ----------
TOTAL ASSETS                                                               $2,255,836     $3,549,490
                                                                           ==========     ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                 $  163,255     $  176,787
  Current portion of deferred revenue                                                        164,830
                                                                              153,201

  Investor Notes Payable                                                    6,786,000      6,786,000
                                                                           ----------     ----------
       Total Current Liabilities                                            7,102,456      7,127,617
                                                                           ----------     ----------

OTHER LIABILITIES
  Due to an affiliate                                                           1,335         13,640
  Deferred revenue, net of current portion                                    219,508        194,158
                                                                           ----------     ----------
       Total Other Liabilities                                                220,843        207,798
                                                                           ----------     ----------

TOTAL LIABILITIES                                                           7,323,299      7,335,415
                                                                           ----------     ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.10 par value, 1,000 shares authorized,
     issued and outstanding                                                       100            100
  Additional paid-in capital                                                      900            900
  Retained earnings (deficit)                                              (5,068,463)    (3,786,925)
                                                                           ----------     ----------
      Total Stockholders' Equity (Deficit)                                 (5,067,463)    (3,785,925)
                                                                           ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                                                $2,255,836     $3,549,490
                                                                           ==========     ==========

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                  FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003

                                             2004            2003
                                          -----------     -----------
REVENUES

  Vehicle monthly lease payments          $   924,590     $ 1,077,478
  Amortization of down payments               282,710         359,359
                                          -----------     -----------
        Total Revenues                      1,207,300       1,436,837
                                          -----------     -----------

OPERATING EXPENSES

  Operating costs                             270,857         234,254
  General and administrative                  397,182         471,144
  Depreciation and amortization               734,899         834,823
  Impairment loss                              16,208             -0-
                                          -----------     -----------
        Total Operating Expenses            1,419,146       1,540,221
                                          -----------     -----------

Operating Income (Loss)                      (211,846)       (103,384)
                                          -----------     -----------

OTHER INCOME (EXPENSE)

Investment income                                 811           4,038
Other income (expense)                              9           7,587
Interest expense                             (746,916)       (746,916)
Loss on sales tax credits                     (97,211)            -0-
Loss on sale of property                     (226,385)       (392,209)
                                          -----------     -----------
        Total Other Income (Expense)       (1,069,692)     (1,127,500)
                                          -----------     -----------

Provision for Federal Income Taxes                -0-             -0-
                                          -----------     -----------

Net Loss                                  $(1,281,538)    $(1,230,884)

Beginning retained earnings (deficit)      (3,786,925)     (2,556,041)
                                           ----------     -----------
Ending retained earnings (deficit)        $(5,068,463)    $(3,786,925)
                                          ===========     ===========
Loss per share (basic and diluted)        $     1,281     $     1,230

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                  FOR THE YEAR ENDED DECEMBER 31, 2004 AND 2003

                                                                         2004             2003
                                                                     ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $ (1,281,538)     $(1,230,884)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                        734,899          834,823
     Amortization of down payments                                       (282,710)        (359,359)
     Bad debt expense                                                     311,700          406,373
     Loss on sale of property                                             226,385          392,209
     Loss on sales tax credits                                             97,211              -0-
     Impairment loss                                                       16,208              -0-
Net changes in operating assets and liabilities:
     Accounts receivable                                                 (232,715)        (317,892)
     Other assets                                                          (1,300)         (21,660)
     Accounts Payable and accrued liabilities                             (13,532)         109,121
     Deferred revenue                                                     296,431          231,220
                                                                     ------------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                (128,961)          43,951
                                                                     ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                          (1,280,412)      (1,312,071)
     Proceeds from sale of property                                       940,582        1,420,976
                                                                     ------------      -----------
NET CASH USED BY INVESTING ACTIVITIES                                    (339,830)         108,905
                                                                     ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net advances (payments) to affiliates                                (12,305)          10,940
                                                                     ------------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 (12,305)          10,940
                                                                     ------------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (481,096)         163,796

CASH AND CASH EQUIVALENTS, beginning of year                              547,096          383,300
                                                                     ------------      -----------

CASH AND CASH EQUIVALENTS, end of year                               $     66,000      $   547,096
                                                                     ============      ===========

CASH PAID DURING THE YEAR FOR
     Interest                                                        $    746,916      $   746,916
                                                                     ============      ===========
     Income taxes                                                    $        -0-      $       -0-
                                                                     ============      ===========

NON-CASH INVESTING ACTIVITIES
Vehicles with a net book value of $102,524 were reclassified from vehicles leased to vehicles held for sale at December 31, 2004.

Vehicles with a net book value of $41,112 were reclassified from vehicles leased to vehicles held for sale at December 31, 2003.

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 AND 2003

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

                  Trust Management, Inc. serves as the trustee for the Company under the Indenture Agreement. The Company defaulted on the investor notes administered by Trust Management, Inc. in December 2004. Upon the default of the investor notes payable, Trust Management, Inc. receives all receipts collected by the Company and approves all of the Company's disbursements. Trust Management, Inc. will pay note holders any unpaid principal, ratably, without preference as well as any other unpaid allowable costs incurred by the Company.

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

            All cash balances starting in 2005 are restricted in nature and managed by Trust Management, Inc. due to the Company being in default of their Indenture Agreement. All cash distributions from these accounts must be authorized by Trust Management, Inc. and are for the sole purpose of repaying investor notes payable after any authorized expenses have been paid.

                       TRANSITION AUTO FINANCE III, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

                           DECEMBER 31, 2004 AND 2003

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            The Company implemented Financial Accounting Standards Board issued Statement No. 144, Impaired Long-Lived Assets and Long-Lived Assets to Be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present. An impairment loss of $16,208 has been recorded for two vehicles held for sale in these financial statements for the year ended December 31, 2004. The impairment was determined based on their fair market value and ultimate sales price in 2005.

                       TRANSITION AUTO FINANCE III, INC.


                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

                           DECEMBER 31, 2004 AND 2003

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

            OTHER ASSETS

            Other assets include debt issuance costs incurred in connection with the Company's offering of securities filed with the Securities and Exchange Commission. These costs are being amortized, on a straight-line basis, over the term of the debt securities which matured on December 31, 2004.

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

                           DECEMBER 31, 2004 AND 2003

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            CONCENTRATION OF CREDIT RISK

            A majority of the lessees are residents of the Dallas/Fort Worth Metroplex. Vehicles are used as collateral for leases.

            RECLASSIFICATION

            Certain amounts from the prior year have been reclassified for comparative purposes.

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

            The Company has a deferred tax asset as of approximately $1,720,000 and $1,288,000 December 31, 2004 and 2003 (primarily from net operating loss carry-forward), which has been completely offset by recognition of a valuation allowance.

            The Company has a net operating loss (NOL) carry-forward of approximately $5,787,000 and $4,680,000 as of December 31, 2004 and 2003 respectively. The Company's NOL carry-forward expires between December 31, 2020 and 2022.

NOTE 4:    INVESTOR NOTES PAYABLE

            The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of December 31, 2004 and 2003.

            These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933. The Investor Notes bared interest at the rate of 11%. Interest payments ceased after the 2004 default.

                       TRANSITION AUTO FINANCE III, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

                           DECEMBER 31, 2004 AND 2003

NOTE 4:     INVESTOR NOTES PAYABLE (CONTINUED)

            The Investor Notes were issued at various times during 2001 and 2000, however the maturity date for all of the Investor Notes is December 31, 2004. The Investor Notes are collateralized by the following:

                  1. Automobile contracts for the leasing of new or late model automobiles.

                  2.    The leased vehicles.

            The following table represents Investor Notes outstanding at December 31, 2004 and 2003:

                  Number of
Origination Date    Notes     Note Amount
----------------  ---------   -----------
 February 2000        53      $   827,000
 March 2000          136        1,453,000
 April 2000           57          622,000
 May 2000             35          354,000
 June 2000            37          427,000
 July 2000            53          722,000
 August 2000          40          332,000
 September 2000       28          290,000
 October 2000         33          311,000
 November 2000        59          509,000
 December 2000        72          644,000
 January 2001         30          295,000
                              -----------
                              $ 6,786,000
                              ===========

            The Investor Notes matured on December 31, 2004, and the Company was unable to pay the remaining debt. The Company defaulted on the investor notes as of December 31, 2004. As of that date, all income from leasing activities is used to repay Investor Notes. All Company disbursements require approval of Trust Management, Inc.

                       TRANSITION AUTO FINANCE III, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

                           DECEMBER 31, 2004 AND 2003

NOTE 5:     RELATED PARTIES

            The Company has entered into a Servicing Agreement with Transition Leasing. Transition Leasing will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. Transition Leasing will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. Transition Leasing will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid Transition Leasing $243,480 in 2004 and $217,310 in 2003 for servicing, documenting and marketing fees. The Company has a payable to an affiliate for $1,335 and $13,640 as of December 31, 2004 and 2003, respectively.

            In addition, during the year the Company purchases warranty related services from a related party amounted to $13,050 and $33,969 for 2004 and 2003, respectively. There was also a related party receivable of $33,636 and $25,586 as of December 31, 2004 and 2003, respectively.

NOTE 6:     GOING CONCERN

            The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses from operations, negative working capital, a negative equity position and has defaulted on investor notes payable due in 2004. Management will attempt to service existing leases and raise additional capital and/or secure additional financing in order to repay the investor notes payable. Management recognizes that full repayment may take several years to complete and that full repayment may not occur. This situation raises substantial doubt about the Company's ability to continue as a going concern.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A. CONTROLS AND PROCEDURES

      The Company, under the supervision and with the participation of its management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by our report. Based upon that evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information to be disclosed in the reports filed or submitted under the Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

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

      The names, ages, backgrounds and principal occupations of the directors and executive officers of the Company as of December 31, 2004 are set forth below:

      Kenneth C. "Ken" Lowe, age 69, has served as our sole director, President and Secretary since our inception. Mr. Lowe has served as a director, Vice President and Secretary of Transition Leasing from October 1994 until July 1996 and as a director, President and Secretary of Transition Leasing since July 1996. Since 1993, Mr. Lowe has been Vice President of Young & Lowe, Inc., a private investment banking firm. From 1990 to 1992, Mr. Lowe was President of Custom Data Services, a company that specialized in financial data processing and from 1988 to 1990, Mr. Lowe was President of Westside Communications, which provided telephone equipment service to commercial customers. Mr. Lowe has a Master's of Business Administration from Southern Methodist University and over 20 years of experience in investment banking.

      Randall K. Lowe, age 36, has served as our Vice President since our inception and Vice President of Transition Leasing since July 1998. Prior to joining us and since 1994, Mr. Lowe served as a credit analyst for Bank One in New Orleans, Louisiana and Dallas, Texas. From 1991 to 1994 Mr. Lowe was a credit analyst and branch office manager for Whitney National Bank, N.A. in New Orleans. Mr. Lowe holds a Bachelor of Science degree from Tulane University. Randall Lowe is the son of Ken Lowe.

      William H. Dreger, age 61, joined us in September 1999 and serves as our Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Dreger was Chief Financial Officer and Chief Information Officer for Down to Earth, Inc. in Garland, Texas from 1994 to 1999. From 1985 to 1992, Mr. Dreger was President of Stephenson Financial Services, Inc. in North Hollywood, California. Mr. Dreger has a Bachelor of Business Administration from the University of North Texas at Denton, is a Certified Public Accountant and has over 30 years of experience in accounting and systems.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

      The following table sets forth information, as of December 31, 2004, relating to the beneficial ownership of the Company's Common Stock by any person or "group," as that term is used in
Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.

                                         Shares of Common Stock      Percentage of Common
        Name of Shareholder                        (1)                       Stock
-----------------------------------      ----------------------      --------------------
Transition Leasing Management, Inc.                 1000                       100%
8144 Walnut Hill Lane
Suite 680
Dallas, Texas 75231

Kenneth C. Lowe                                        0(2)                      0
Randall K. Lowe                                        0                         0
William H. Dreger                                      0                         0

Total                                               1000                       100%

All officers and directors as a group                  0                       100%

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

      The Company has joined in a Tax Sharing Agreement with Transition Leasing. In general, under the terms of this agreement, Transition Leasing is responsible for making all payments of federal income taxes due with respect to the Affiliated Group to the Internal Revenue Service and all payments of state and local consolidated, combined and unitary income taxes due with respect to the Affiliated Group to the applicable state and local authorities. Under applicable federal tax laws; however, if Transition Leasing fails to make such payments of tax, the other members of the Affiliated Group, including the Company, would be responsible for making such payments. The Company has a net operating loss (NOL) carry-forward of approximately $5,787,000 and $4,680,000 as of December 31, 2004 and 2003 respectively. The Company's NOL carry-forward expires between December 31, 2020 and 2022.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of 2004.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of the Company's annual financial statements included in the 10KSB and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2004 and 2003 totaled $17,296 and $14,180, respectively.

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

                                             TRANSITION AUTO FINANCE III, INC.
                                         ---------------------------------------
                                                       (Registrant)

Date: March 31, 2005                           /s/ Kenneth C. Lowe
                                         ---------------------------------------
                                                Kenneth C. Lowe, President/
                                                Chief Executive Officer

Date: March 31, 2005                           /s/ Kenneth C. Lowe
                                         ---------------------------------------
                                                Kenneth C. Lowe, President/
                                                Chief Operating Officer

Date: March 31, 2005                           /s/ Kenneth C. Lowe
                                         ---------------------------------------
                                                Kenneth C. Lowe, President/
                                                Chief Financial Officer

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