Form 10QSB
period 2005-03-31
TRANSITION AUTO FINANCE III INC
filed 2005-05-20
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                                -----------------

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As March 31, 2005, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

================================================================================

                        TRANSITION AUTO FINANCE III, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005

                                                                                        Page No.
                                                                                        --------
PART I. FINANCIAL INFORMATION

        ITEM 1.Financial Statements

               Balance Sheets......................................................         3
                 March 31, 2005 (Unaudited) and December 31, 2004

               Statements of Income (Unaudited)....................................         4
                 Quarter ended March 31, 2005 and March 31, 2004

               Statements of Cash Flows (Unaudited)................................         5
                 Three Months ended March 31, 2005 and March 31, 2004

               Notes to Consolidated Financial Statements (Unaudited)..............         6

        ITEM 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................        11

PART II.       OTHER INFORMATION

        ITEM 1.Legal Proceedings...................................................        12

        ITEM 2.Changes in Securities and Use of Proceeds...........................        12

        ITEM 3.Defaults Upon Senior Securities.....................................        13

        ITEM 4.Submission of Matters to a Vote of Security Holders.................        13

        ITEM 5.Other Information...................................................        13

        ITEM 6.Exhibits and Reports on Form 8-K....................................        13

        Signatures    .............................................................        14

      In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                                                   3 months Ended       FYE
                                                      3/31/2005        12/31/2004
                                                     (unaudited)      (See Note 1)
                                                   --------------     ------------
                   ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $    309,152     $     66,000
  Accounts receivable                                     111,113           91,845
  Other Assets                                              1,659            4,084
  Vehicles held for sale                                  164,518           86,316
                                                     ------------     ------------
                                                          586,442          248,245
                                                     ------------     ------------
PROPERTY, at cost
  Vehicles leased                                       2,427,919        2,759,772
  Less accumulated depreciation                          (781,655)        (752,181)
                                                     ------------     ------------
      Net Property                                      1,646,264        2,007,591
                                                     ------------     ------------

TOTAL ASSETS                                         $  2,232,706     $  2,255,836
                                                     ============     ============

CURRENT LIABILITIES
  Accounts Payable and Accrued liabilities           $    112,561     $    163,255
  Current portion of deferred revenue                     126,483          153,201
  Investor notes payable                                6,786,000        6,786,000
                                                     ------------     ------------
        Total Current Liabilities                       7,025,044        7,102,456
                                                     ------------     ------------

OTHER LIABILITIES
  Due to affiliate                                            -0-            1,335
  Deferred revenue                                        188,898          219,508
                                                     ------------     ------------
      Total Other Liabilities                             188,898          220,843
                                                     ------------     ------------

TOTAL LIABILITIES                                       7,213,942        7,323,299
                                                     ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
authorized, issued and outstanding                            100              100
   Additional paid-in capital                                 900              900
   Retained earnings (deficit)                         (4,982,236)      (5,068,463)
                                                     ------------     ------------
       Total Stockholders' Equity (Deficit)            (4,981,236)      (5,067,463)
                                                     ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                         $  2,232,706     $  2,255,836
                                                     ============     ============

Note 1: The balance sheet at December 31, 2004, as presented, is derived from the audited financial statements at that date. See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                                   (Unaudited)

                                         Quarter Ended     Quarter Ended
                                        March 31, 2005     March 31, 2004
                                        --------------     --------------
REVENUES

  Vehicle monthly lease payments          $ 176,410          $  258,101
  Amortization of down payments              55,123              73,317
                                          ---------          ----------

        Total Revenues                      231,533             331,418
                                          ---------          ----------

OPERATING EXPENSES

  Operating costs                             9,508              92,828
  General and administrative                 12,382              47,724
  Impairment Loss                           (16,208)                -0-
  Depreciation and amortization             115,270             203,122
                                          ---------          ----------
        Total Operating Expenses            120,952             343,674
                                          ---------          ----------

Operating Income (Loss)                     110,581             (12,256)
                                          ---------          ----------

OTHER INCOME (EXPENSE)

Investment income                                95                 431
Other income (expense)                       (3,819)                  4
Interest expense                                -0-            (186,729)
Loss on sale of inventory                   (20,630)            (48,340)
                                          ---------          ----------

       Total Other Income(Expense)          (24,354)           (234,634)
                                          ---------          ----------

Provision for Federal Income Taxes              -0-                 -0-
                                          ---------          ----------
Net Income (Loss)                         $  86,227          $ (246,890)
                                          =========          ==========

Income (Loss) per share (basic and
diluted)                                  $   86.23          $  (246.89)
                                          =========          ==========

            See accompanying notes to financial statements.

                        TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                              3 Months Ended      3 Months Ended
                                                              March 31, 2005      March 31, 2004
                                                              --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit (Loss)                                               $  86,227          $  (246,890)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                115,270              203,122
     Amortization of down payments                                (55,123)             (73,317)
     Impairment loss                                               16,208                  -0-
     Provision for allowance for doubtful accounts                    -0-                  -0-
     (Gain) loss on sale of property                               20,630               48,340
Net changes in operating assets and liabilities:
     Accounts receivable                                          (19,268)              20,319
    Other Assets                                                    2,425               26,437
    Accrued liabilities                                           (50,694)             (77,830)
     Deferred revenue                                              (2,205)             110,623
                                                                ---------          -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         113,470               10,804
                                                                ---------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                           -0-             (432,478)
   Cash proceeds from sale of property                            131,017              179,278
                                                                ---------          -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                  131,017             (253,200)
                                                                ---------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                           (1,335)              (2,722)
   Debt issuance costs                                                -0-                  -0-
   Proceeds from notes payable                                        -0-                  -0-
                                                                ---------          -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   (1,335)              (2,722)
                                                                ---------          -----------
NET INCREASE (DECREASE) IN CASH                                   243,152             (245,118)

CASH AND CASH EQUIVALENTS, beginning of period                     66,000              547,096
                                                                ---------          -----------

CASH AND CASH EQUIVALENTS, end of period                        $ 309,152          $   301,978
                                                                =========          ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                     $     -0-          $   186,729
                                                                =========          ===========
   Income taxes                                                 $     -0-          $       -0-
                                                                =========          ===========

See accompanying notes to financial statements.

NON-CASH INVESTING ACTIVITIES
Vehicles with a net book value of $78,202 were reclassified from vehicles leased to vehicles held for resale as of March 31, 2005.

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

            REVENUE

            The vehicles are leased to individuals under leases with terms ranging from thirty-six to forty-eight months. The leases are considered to be operating leases. At the end of the lease period, the lessee may purchase the equipment at the contractual residual value plus any other outstanding.

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

            ACCOUNTS RECEIVABLE

            The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management's evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged-off accounts are added to the allowance

      VEHICLES HELD FOR SALE

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

                        TRANSITION AUTO FINANCE III, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

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

NOTE 4:     INVESTOR NOTES PAYABLE

            The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of March 31, 2005 and December 31, 2004.

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

            The following table represents Investor Notes outstanding at December 31, 2004 and March 31, 2005:

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

NOTE 5:     RELATED PARTIES

            The Company has entered into a Servicing Agreement with Transition Leasing. Transition Leasing will be entitled to a servicing fee of $20 per month per contract and a payment of $150 per contract purchased. Transition Leasing will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. Transition Leasing will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid Transition Leasing $243,480 in 2004 and $217,310 in 2003 for servicing, documentation and marketing fees. The Company has a payable to an affiliate for $1,335 and $13,640 at December 31, 2004 and 2003, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended March 31, 2005. The balance sheet at December 31, 2004, as presented, is derived from the audited financial statements at that date.

General.

      As of March 31, 2005, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had 158 active leases with a net book value of $1,646,264.

Results of Operations: Three months ended March 31, 2005, compared to three months ended March 31, 2004.

      For the three months ended March 31, 2005, the company had received monthly contract lease payments of $176,410 and amortization of down payments of $55,123. This compares to contract lease payments of $258,101 and amortization of down payments of $73,317 for the same period in 2004. The decrease in monthly contract lease payments for the first quarter of 2005 was primarily the result of fewer active leases for the 2005 period.

      Operating costs including general and administrative expenses were $21,890 for the three-month period ended March 31, 2005. This compares to $140,552 for the same period in 2004. The decrease in operating expenses for the first quarter of 2005, compared to the same period for 2004, was due to higher marketing fees and higher costs of serving a greater number of active leases in the 2004 period.

      Depreciation and amortization was $115,270 for the three months ended March 31, 2005, compared to $203,122 for the first quarter of 2004. The decrease in depreciation for the 2005 period was due to fewer active leases than in the 2004 period.

      Interest expense for the three months ended March 31, 2005, was $-0-compared to $186,729 for the same period in 2004. On December 31, 2004, Transition Auto Finance III defaulted on its 11% Redeemable Secured Notes. All payments to Noteholders following a default are treated as principal payments consequently no interest expense is recorded.

      Loss on sale of inventory for the quarter ended March 31, 2005, was $20,630 compared to $48,340 for the first quarter of 2004. The decreased loss on sale of inventory was primarily due to fewer vehicles sold and the fact that repossessions that were sold had been on the books longer and consequently were generally sold at smaller losses per vehicle in the 2005 period.

      The net profit for the quarter ended March 31, 2005 was $ 86,227 compared to a loss of 246,897 for the same period in 2004. The profit for the 2005 period was primarily due to no new leases written in 2005 and no interest expense due to the default on the notes.

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

Extension of Reinvestment Period

      In an attempt to offset this loss of leverage in TAF III and to minimize the possibility of a default, the company requested that the Noteholders consent to an amendment to the Indenture, which would extend the reinvestment period from December 31, 2002 to December 31, 2004. The Consent solicitation was approved by a majority of the Noteholders and the Indenture was amended to reflect the extended reinvestment period. On December 31, 2004, TAF III defaulted on $6,786,000 of its 11 % Redeemable Secured Notes. The default notwithstanding, the company believes that the extension of the reinvestment period enhanced the total amount of funds that will ultimately be returned to the Noteholders.

Liquidity and Capital Resources

      During the three months ended March 31, 2005, the Company provided cash of $131,017 from its investing activities and used $1,335 from its financing activities. For the same period in 2004, the Company used $253,200 in its investing activities and used $2,722 from its financing activities.

      The Company's only source of liquidity in the future will be from proceeds from the sale of repossessed vehicles, early terminations, and its monthly lease payments after other allowed expenses.

      The Company's portfolio, which consisted of 543 leases, included 448 leases, which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                   Vehicle                                    Total
               # of    Gross Cost   Misc.      Total      Down       Sale    Sales Tax Warranty Marketing    Amount     Profit
             Contracts Of Vehicle  Expenses  Payments   Payment     Amount    Credit    Rebate   Fee Paid   Received    (Loss)
Repossession    345    $ 7,868,992 $201,635 $2,678,935 $1,507,280 $3,895,708 $ 173,964 $ 83,038 $  861,955 $ 7,476,970 ($593,657)
Early Payoff    103    $ 2,173,115 $  2,918 $1,153,624 $  424,073 $1,432,058 $  57,708 $  1,399 $  243,649 $ 2,825,213  $649,180
                ---    ----------- -------- ---------- ---------- ---------- --------- -------- ---------- ----------- ---------
Total           448    $10,042,107 $204,553 $3,832,559 $1,931,353 $5,327,766 $ 231,672 $ 84,437 $1,105,604 $10,302,183  $ 55,523

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      On December 31, 2004, the Company defaulted on its $6,786,000 redeemable secured notes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the first quarter of 2005.

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

(b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended March 31, 2005

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TRANSITION AUTO FINANCE III, INC.
                                    ------------------------------------
                                                (Registrant)

Date:  April 30, 2005                      /s/  Kenneth C. Lowe
                                    ------------------------------------
                                         Kenneth C. Lowe, President/
                                         Chief Executive Officer

Date: April 30,2005                        /s/ _Kenneth C. Lowe
                                    ------------------------------------
                                         Kenneth C. Lowe, President/
                                         Chief Operating Officer

Date: April 30, 2005                       /s/  Kenneth C. Lowe
                                    ------------------------------------
                                         Kenneth C. Lowe, President/
                                         Chief Financial Officer

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