Form 10QSB/A
period 2005-03-31
TRANSITION AUTO FINANCE III INC
filed 2005-08-16
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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

                        TRANSITION AUTO FINANCE III, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005

                                                                                        Page No.
                                                                                        --------
PART I. FINANCIAL INFORMATION

        ITEM 1.Financial Statements

               Balance Sheets......................................................         3
                 March 31, 2005 (Unaudited) and December 31, 2004

               Statements of Income (Unaudited)....................................         4
                 Quarter ended March 31, 2005 and March 31, 2004

               Statements of Cash Flows (Unaudited)................................         5
                 Three Months ended March 31, 2005 and March 31, 2004

               Notes to Consolidated Financial Statements (Unaudited)..............         6

        ITEM 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................        11

        ITEM 3.       Controls and Procedures .....................................        12

PART II.       OTHER INFORMATION

        ITEM 1.Legal Proceedings...................................................        12

        ITEM 2.Changes in Securities and Use of Proceeds...........................        13

        ITEM 3.Defaults Upon Senior Securities.....................................        13

        ITEM 4.Submission of Matters to a Vote of Security Holders.................        13

        ITEM 5.Other Information...................................................        13

        ITEM 6.Exhibits and Reports on Form 8-K....................................        13

        Signatures    .............................................................        14

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

ITEM 3. CONTROLS AND PROCEDURES


        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to the included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

        In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore, there were no corrective actions taken.



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

                                      TRANSITION AUTO FINANCE III, INC.
                                    ------------------------------------
                                                (Registrant)

Date:  August 12, 2005                     /s/  Kenneth C. Lowe
                                    ------------------------------------
                                         Kenneth C. Lowe, President/
                                         Chief Executive Officer

Date:  August 12, 2005                     /s/ _Kenneth C. Lowe
                                    ------------------------------------
                                         Kenneth C. Lowe, President/
                                         Chief Operating Officer

Date:  August 12, 2005                     /s/  Kenneth C. Lowe
                                    ------------------------------------
                                         Kenneth C. Lowe, President/
                                         Chief Financial Officer

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