Form 10KSB/A
period 2004-12-31
TRANSITION AUTO FINANCE III INC
filed 2005-08-29
CIK 1088419

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-KSB/A

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                        COMMISSION FILE NUMBER: 333-80537

                        TRANSITION AUTO FINANCE III, INC.
               (Exact name of registrant as specified in charter)

             TEXAS                                      75-2822804
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

   8144 WALNUT HILL LANE., SUITE 680,
              DALLAS, TEXAS                               75231
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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               TABLE OF CONTENTS

PART I............................................................................................................         3

Item 1. Description of Business...................................................................................         3
Item 2. Description of Property...................................................................................         4
Item 3. Legal Proceedings.........................................................................................         4
Item 4. Submission of Matters to a Vote of Security Holders.......................................................         4

PART II...........................................................................................................         4

Item 5. Market for Common Equity and Related Stockholder Matters..................................................         4
Item 6. Management's Discussion and Analysis or Plan of Operations................................................         5
Item 7. Financial Statements and Supplementary Data...............................................................         7
Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure......................        19

PART III..........................................................................................................        19

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the
         Exchange Act.............................................................................................        19
Item 10. Executive Compensation...................................................................................        20
Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Stockholders....................        20
Item 12. Certain Relationships and Related Transactions...........................................................        21
Item 13. Exhibits and Reports on Form 8-K.........................................................................        22
Item 14. Principal Accountant Fees and Services...................................................................        22

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

      The net loss for fiscal 2004 was $1,281,538 compared to $1,230,884 for the same period in 2003. The larger loss in 2004 was the loss of sales tax credits. When a vehicle has been repossessed and sold, the full amount of the sales tax was paid at the time of original purchase. Sales tax credits can only be used against the sales taxes paid on additional vehicles purchased. Since the company no longer leases vehicles, the tax credits have no value.

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

The Company's portfolio included 436 leases which were the result of early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                    Vehicle                                   Total
                # of     Gross Cost   Misc.    Total      Down        Sale    Sales Tax Warranty Marketing    Amount    Profit
              Contracts  Of Vehicle Expenses  Payments   Payment     Amount     Credit   Rebate   Fee Paid   Received   (Loss)
              ---------  ---------- -------- ---------- ---------- ---------- --------- -------- ---------- ---------- ---------
Repossession     337     $7,668,914 $195,790 $2,574,370 $1,463,168 $3,806,858 $ 168,538 $ 82,089 $  836,591 $7,258,432 ($606,272)
Early Payoff      99     $2,103,556 $  1,793 $1,110,935 $  414,207 $1,392,888 $  55,778 $  1,399 $  237,976 $2,737,232  $631,883
                 ---     ---------- -------- ---------- ---------- ---------- --------- -------- ---------- ---------- ---------
Total            436     $9,772,470 $197,583 $3,685,305 $1,877,375 $5,199,746 $ 224,316 $ 83,488 $1,074,567 $9,995,664  $ 25,611

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               -----
INDEPENDENT AUDITORS' REPORT                                                                       9

FINANCIAL STATEMENTS

Balance Sheets                                                                                    10

Statements of Income (Loss) and Changes in Retained Earnings (Deficit)                            11

Statements of Stockholders' Equity (Deficit)                                                      12

Statements of Cash Flows                                                                          13

Notes to Financial Statements                                                                  14-19

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

We conducted our audits in accordance with standards of the United States Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

SPROUSE & ANDERSON, L.L.P.        Digitally signed by SPROUSE & ANDERSON, L.L.P.
                                  DN: cn=SPROUSE & ANDERSON, L.L.P., c=US, email=lmonreal@sprousecpa.com
                                  Date: 2005.08.10 13:15:22 -05'00'
Austin, Texas
March 1, 2005

                        TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2004 and 2003

                                                                                          2004               2003
                                                                                      ------------       -----------

                                                       ASSETS

CURRENT ASSETS
  Cash and cash equivalents (Restricted cash is $66,000 and $-0-)                     $     66,000       $   547,096
  Accounts receivable, net of an allowance for doubtful accounts
      Of $311,700 and $385,000                                                              91,845           242,455
  Vehicles held for sale                                                                    86,316            41,132
  Other assets                                                                               4,084            28,370
                                                                                      ------------       -----------
      Total Current Assets                                                                 248,245           859,053
                                                                                      ------------       -----------

PROPERTY, at cost
  Vehicles leased                                                                        2,759,772         3,511,983
  Less accumulated depreciation                                                           (752,181)         (984,515)
                                                                                      ------------       -----------
      Net Property                                                                       2,007,591         2,527,468
                                                                                      ------------       -----------

OTHER ASSETS
  Debt issuance costs, net of accumulated amortization of $766,073 and $603,105                -0-           162,969
                                                                                      ------------       -----------
TOTAL ASSETS                                                                          $  2,255,836       $ 3,549,490
                                                                                      ============       ===========
                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                            $    163,255       $   176,787
  Current portion of deferred revenue                                                      153,201           164,830
  Investor Notes Payable                                                                 6,786,000         6,786,000
                                                                                      ------------       -----------
      Total Current Liabilities                                                          7,102,456         7,127,617
                                                                                      ------------       -----------

OTHER LIABILITIES
  Due to an affiliate                                                                        1,335            13,640
  Deferred revenue, net of current portion                                                 219,508           194,158
                                                                                      ------------       -----------
      Total Other Liabilities                                                              220,843           207,798
                                                                                      ------------       -----------

TOTAL LIABILITIES                                                                        7,323,299         7,335,415
                                                                                      ------------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.10 par value, 1,000 shares authorized, issued and outstanding                100               100
  Additional paid-in capital                                                                   900               900
  Retained earnings (deficit)                                                           (5,068,463)       (3,786,925)
                                                                                      ------------       -----------
      Total Stockholders' Equity (Deficit)                                              (5,067,463)       (3,785,925)
                                                                                      ------------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                  $  2,255,836       $ 3,549,490
                                                                                      ============       ===========

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

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE III, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                              COMMON STOCK                                                     TOTAL
                                      -----------------------------      ADDITIONAL       RETAINED         STOCKHOLDERS'
                                                                          PAID-IN         EARNINGS            EQUITY
                                         SHARES           AMOUNT          CAPITAL         (DEFICIT)          (DEFICIT)
                                      ------------     ------------     ------------     ------------      ------------

Balance at December 31, 2002                 1,000     $        100     $        900     $ (2,556,041)     $ (2,555,041)

  Net Loss                                      --               --               --       (1,230,884)       (1,230,884)
                                      ------------     ------------     ------------     ------------      ------------

Balance at December 31, 2003                 1,000              100              900       (3,786,925)       (3,785,925)

  Net Loss                                      --               --               --       (1,281,538)       (1,281,538)
                                      ------------     ------------     ------------     ------------      ------------

Balance at December 31, 2004                 1,000     $        100     $        900     $ (5,068,463)     $ (5,067,463)
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8 (a). CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS

      We evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as of the end of the 2004 fiscal year. This evaluation ("Controls Evaluation") was done with the participation of our president and chief executive officer ("CEO") and chief financial officer ("CFO").

      Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

      LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

      Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls over financial reporting ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

      CONCLUSIONS

      Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in providing reasonable assurance that material information relating to Company is made known to management on a timely basis during the period when our periodic reports are being prepared.

      Internal control over financial reporting is a framework incorporating processes designed to assure that transactions are booked properly initially and find their way to the appropriate place on the company's financial statements. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                                                 Shares of Common Stock            Percentage of Common
        Name of Shareholder                               (1)                             Stock
-------------------------------------            ----------------------            --------------------
Transition Leasing Management, Inc.                      1000                              100%
8144 Walnut Hill Lane
Suite 680
Dallas, Texas 75231

Kenneth C. Lowe                                             0 (2)                            0
Randall K. Lowe                                             0                                0
William H. Dreger                                           0                                0

Total                                                    1000                              100%

All officers and directors as a group                       0                              100%

----------
(1) The information as to beneficial ownership of Common Stock has been furnished by the respective shareholders, directors and officers of the Company.

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

      Under the terms of the Servicing Agreement and the Purchasing Agreement, Transition Leasing will be paid various fees and be entitled to reimbursement for its expenses incurred in connection with the repossession, remarketing, repair and resale of vehicles out of the proceeds from such re-sales. The terms of the Servicing Agreement and the Purchasing Agreement were not negotiated at arm's-length but were determined unilaterally by the management of Transition Leasing. Thus, there are real and ongoing conflicts of interest with respect to these agreements. We did not and do not intend to seek competitive bids from other providers of lease purchasing, administration and collection services. There has been no independent determination of the fairness and reasonableness of the terms of these transactions and relationships. Thus, there is no assurance that such services could not have been obtained from an unaffiliated third party in arm's-length negotiations on terms more favorable to us.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of the Company's annual financial statements included in the 10KSB and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2004 and 2003 totaled $17,296 and $14,180 respectively.

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

                                           TRANSITION AUTO FINANCE III, INC.
                                       -----------------------------------------
                                                      (Registrant)

Date: August 24, 2005                             /s/ Kenneth C. Lowe
                                       -----------------------------------------
                                               Kenneth C. Lowe, President/
                                                 Chief Executive Officer

Date: August 24, 2005                             /s/ Kenneth C. Lowe
                                       -----------------------------------------
                                               Kenneth C. Lowe, President/
                                                 Chief Operating Officer

Date: August 24, 2005                             /s/ Kenneth C. Lowe
                                       -----------------------------------------
                                               Kenneth C. Lowe, President/
                                                 Chief Financial Officer

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