Form 10QSB
period 2005-06-30
TRANSITION AUTO FINANCE III INC
filed 2005-09-06
CIK 1088419

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As June 30, 2005, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): [X] Yes [ ] No


================================================================================

                       TRANSITION AUTO FINANCE III, INC.

                                  FORM 10-QSB

                      FOR THE QUARTER ENDED JUNE 30, 2005

                                                                                                                   Page No.
                                                                                                                   --------
PART I.  FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

               Balance Sheets....................................................................................         3
                 June 30, 2005 (Unaudited) and December 31, 2004

               Statements of Income (Unaudited)..................................................................         4
                Quarter and Six months ended June 30, 2005 and June 30, 2004

               Statements of Cash Flows (Unaudited)..............................................................         5
                 Six Months ended June 30, 2005 and June 30, 2004

               Notes to Consolidated Financial Statements (Unaudited)............................................         6

      ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                     11

      ITEM 3.  Controls and Procedures                                                                                   12

PART II. OTHER INFORMATION

      ITEM 1.  Legal Proceedings.................................................................................        13

      ITEM 2.  Changes in Securities and Use of Proceeds.........................................................        13

      ITEM 3.  Defaults Upon Senior Securities...................................................................        13

      ITEM 4.  Submission of Matters to a Vote of Security Holders...............................................        13

      ITEM 5.  Other Information.................................................................................        13

      ITEM 6.  Exhibits and Reports on Form 8-K..................................................................        13

      Signatures.................................................................................................        14

      In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                       TRANSITION AUTO FINANCE III, INC.

                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                  6 months Ended        FYE
                                                     6/30/2005       12/31/2004
                                                    (unaudited)     (See Note 1)
                                                    -----------     ------------
CURRENT ASSETS
  Cash and cash equivalents                           $  493,083      $   66,000
  Accounts receivable                                    169,276          91,845
  Other Assets                                               317           4,084
  Due from Affiliates                                     63,400             -0-
  Vehicles held for sale                                  96,853          86,316
                                                      ----------      ----------
        Total Current Assets                             822,929         248,245
                                                      ----------      ----------
PROPERTY, at cost
  Vehicles leased                                      1,989,335       2,759,772
  Less accumulated depreciation                         (685,156)       (752,181)
                                                      ----------      ----------
      Net Property                                     1,304,179       2,007,591
                                                      ----------      ----------

TOTAL ASSETS                                          $2,127,108      $2,255,836
                                                      ==========      ==========

CURRENT LIABILITIES
  Accounts Payable and Accrued liabilities            $  131,554      $  163,255
  Current portion of deferred revenue                    100,102         153,201
  Investor notes payable                               6,678,593       6,786,000
                                                      ----------      ----------
        Total Current Liabilities                      6,910,249       7,102,456
                                                      ----------      ----------

OTHER LIABILITIES
  Due to affiliate                                           -0-           1,335
  Deferred revenue, net of current portion               151,959         219,508
                                                      ----------      ----------
      Total Other Liabilities                            151,959         220,843
                                                      ----------      ----------
TOTAL LIABILITIES                                      7,062,208       7,323,299
                                                      ----------      ----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
authorized,                                                  100             100
      issued and outstanding
   Additional paid-in capital                                900             900
   Retained earnings (deficit)                        (4,936,100)     (5,068,463)
                                                      ----------      ----------
       Total Stockholders' Equity (Deficit)           (4,935,100)     (5,067,463)
                                                      ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                          $2,127,108      $2,255,836
                                                      ==========      ==========

Note 1: The balance sheet at December 31, 2004, as presented, is derived from the audited financial statements at that date. See accompanying notes to financial statements.

                       TRANSITION AUTO FINANCE III, INC.

                              STATEMENTS OF INCOME

                                  (Unaudited)

                                                  Quarter Ended   Six Months Ended   Quarter Ended   Six Months Ended
                                                  June 30, 2005      June 30, 2005   June 30, 2004      June 30, 2004
                                                  -------------      -------------   -------------      -------------
REVENUES

  Vehicle monthly lease payments                      $ 145,277          $ 321,687       $ 228,635          $ 486,736
   Amortization of down payments                         62,986            118,109          83,337            156,654
                                                      ---------          ---------       ---------          ---------
        Total Revenues                                  208,263            439,796         311,972            643,390
                                                      ---------          ---------       ---------          ---------

OPERATING EXPENSES

  Operating costs                                         9,231             18,739          49,647            142,475
  General and administrative                              9,176             21,558          14,784             62,508
  Depreciation and amortization                          95,684            210,954         182,473            385,595
                                                      ---------          ---------       ---------          ---------
        Total Operating Expenses                        114,091            251,251         246,904            590,578
                                                      ---------          ---------       ---------          ---------

Operating Income (Loss)                                  94,172            188,545          65,068             52,812
                                                      ---------          ---------       ---------          ---------

OTHER INCOME (EXPENSE)

Investment income                                         1,891              1,986             159                590
Other income (expense)                                      -0-             (3,819)              4                  8
Interest expense                                            -0-                -0-        (186,729)          (373,458)
Loss on sale of inventory                               (49,927)           (54,349)        (58,699)          (107,039)
                                                      ---------          ---------       ---------          ---------
        Total Other Income (Expense)                    (48,036)           (56,182)       (245,265)          (479,899)
                                                      ---------          ---------       ---------          ---------

Provision for Federal Income Taxes                          -0-                -0-             -0-                -0-
                                                      ---------          ---------       ---------          ---------

Net Income (Loss)                                     $  46,136          $ 132,363       $(180,197)         $(427,087)
                                                      =========          =========       =========          =========

Profit (Loss) per share (basic and diluted)           $   46.14          $  132.36       $ (180.20)         $ (427.09)

See accompanying notes to financial statements.

                       TRANSITION AUTO FINANCE III, INC.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                              6 Months Ended    6 Months Ended
                                                              --------------    --------------
                                                               June 30, 2005     June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                  $ 132,363         $(427,087)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                   210,954           385,595
     Amortization of down payments                                  (118,109)         (156,655)
     Provision for allowance for doubtful accounts                       -0-               -0-
     (Gain) loss on sale of property                                  54,349           107,039
Net changes in operating assets and liabilities:
     Accounts receivable                                             (77,431)          (18,229)
     Other Assets                                                      3,767            23,818
     Accrued liabilities                                             (31,701)         (114,118)
     Deferred revenue                                                 (2,539)          151,233
                                                                   ---------         ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     171,653           (48,404)
                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                              -0-          (638,592)
   Cash proceeds from sale of property                               427,572           475,077
                                                                   ---------         ---------
NET CASH (USED) BY INVESTING ACTIVITIES                              427,572          (163,515)
                                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                             (64,735)           (8,910)
   Payments on Investor notes payable                               (107,407)              -0-
                                                                   ---------         ---------
NET CASH USED BY FINANCING ACTIVITIES                               (172,142)           (8,910)
                                                                   ---------         ---------

NET INCREASE (DECREASE) IN CASH                                      427,083          (220,829)

CASH AND CASH EQUIVALENTS, beginning of period                        66,000           547,096
                                                                   ---------         ---------

CASH AND CASH EQUIVALENTS, end of period                           $ 493,083         $ 326,267
                                                                   =========         =========

CASH PAID DURING THE YEAR FOR
   Interest                                                        $     -0-         $ 373,458
                                                                   =========         =========
   Income taxes                                                    $     -0-         $     -0-
                                                                   =========         =========

See accompanying notes to financial statements.

NON-CASH INVESTING ACTIVITIES
Vehicles with a net book value of $77,482 were reclassified from vehicles leased to vehicles held for resale as of June 30, 2005.

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

NOTE 4:     INVESTOR NOTES PAYABLE

            The Company has issued $6,786,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of June 30, 2005 and December 31, 2004.

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

            As of June 30, 2005 the Company has repaid $107,407 of the Investor Notes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended June 30, 2005. The balance sheet at December 31, 2004, as presented, is derived from the audited financial statements at that date.

General.

      As of June 30, 2004, the Company had sold $6,786,000 of its 11% Redeemable Secured Notes and had 162 active leases with a net book value of $1,304,179.

Results of Operations: Three months ended June 30, 2005, compared to three months ended June 30, 2004.

      For the three months ended June 30, 2005, the company had received monthly contract lease payments of $145,277 and amortization of down payments of $62,986. This compares to contract lease payments of $228,635 and amortization of down payments of $83,337 for the same period in 2004. The decrease in monthly contract lease payments for the second quarter of 2005 was primarily the result of fewer active leases than in the second quarter of 2004.

      Operating costs including general and administrative expenses were $18,407 for the three-month period ended June 30, 2005. This compares to $64,431 for the same period in 2004. The higher operating expenses for the second quarter of 2004, compared to the same period for 2005, was due to more reposessions for 2004, and the cost associated with those repossessions.

      Depreciation and amortization was $95,684 for the three months ended June 30, 2005 compared to $182,473 for the second quarter of 2004. The fewer number of active leases in the 2005 period resulted in lower rates of depreciation.

      Interest expense for the three months ended June 30, 2005, was $0 compared to $186,729 for the same period in 2004. Due to the default in January 2005, all payments to the noteholders were paid as principal.

      Loss on sale of inventory for the quarter ended June 30, 2005, was $49,927 compared to $58,699 for the second quarter of 2004. The decreased loss on sale of inventory for the 2005 period was primarily due to more favorable used vehicle prices in the 2005 period and aging of the portfolio. When vehicles age, they generally depreciate at a slower rate.

      The net profit for the quarter ended June 30, 2005 was $46,136 compared to a loss of $180,197 for the same period in 2004. The profit for the three months ended June 30, 2005 was due to the fact that no interest was paid in the 2005 period.

Extension of Reinvestment Period

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

Results of Operations: Six- month period ended June 30, 2005, compared to six-months ended June 30, 2004

      Total revenue for the six months ended June 30, 2005 was $439,796 compared to $643,390 for the same period in 2004. The decrease in 2005 revenue was due to a substantial decrease in the cost of vehicles leased which in turn generates lower monthly lease payments and a decrease in the amounts of down payments and the amortization of those down payments.

      Operating costs and expenses were $40,298 for the six month period ended June 30, 2005 compared to $204,983 for the same period in 2004. The higher expense for the 2004 period was due primarily to higher marketing fees paid in the 2004 period.

      Depreciation and amortization for the six months ended June 30, 2005 was $210,955 compared to $385,595 for the same period in 2004. The lower depreciation and amortization for the 2005 period was due to a large number of repossessions which reduced the size of the overall portfolio.

            Loss on sale of inventory for the six months ended June 30, 2005 was $54,350 compared to $107,039 for the same period in 2004. The smaller loss on sale of inventory for the 2005 period was due to an improved market for used vehicles and aging of the portfolio.

            The Company had a profit of $132,361 for the six months ended June 30, 2005 compared to a loss of $427,087 for the same period in 2004. The profit for the 2005 period was due to no interest paid in the 2005 period.

Liquidity and Capital Resources

      During the six months ended June 30, 2005, the Company provided cash of $427,572 in its investing activities and used $172,142 from its financing activities. For the same period in 2004, the Company used $163,515 in its investing activities and used $8,910 from its financing activities.

      The Company's only source of liquidity in the future will be from proceeds from the sale of repossessed vehicles, early terminations, and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 543 leases, included 465 leases, which resulted in early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                     Vehicle                                   Total
                # of     Gross Cost    Misc.     Total      Down       Sale    Sales Tax Warranty  Marketing   Amount      Profit
              Contracts  Of Vehicle  Expenses  Payments    Payment    Amount    Credit    Rebate    Fee Paid  Received     (Loss)
Repossession     353     $8,123,593  $205,657 $2,785,022 $1,555,368 $4,008,908 $177,527  $85,983   $889,606  $7,723,202  ($606,048)
Early Payoff     112     $2,430,296   $3,293  $1,299,449  $479,059  $1,587,187 $61,707   $1,399    $275,266  $3,153,535   $719,946
                 ---     ----------   ------  ----------  --------  ---------- -------   ------    --------  ----------   --------
Total            465    $10,553,889 $208,950  $4,084,471 $2,034,427 $5,596,095 $239,234  $87,382  $1,164,872 $10,876,737  $113,898

Note: The above results on early termination does not include any allowance for\ interest expense

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

PART II. OTHER INFORMATION (CONTINUED)

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the second quarter of 2005.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Financial Statements
      --------------------

      The following financial statements are filed as a part of this Form
10-KSB:

            The Index to Financial Statements is set out in Item 7 herein.

      Exhibits
      --------

      The following exhibits are filed as exhibits to this report on Form
10-KSB:

            The information required is set forth in the Index to Exhibits accompanying this Form 10-QSB.

(b)   Reports on Form 8-K
      -------------------

      No reports on Form 8-K were filed during the six months ended June 30,
2005

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRANSITION AUTO FINANCE III, INC.
                                     -------------------------------------------
                                                    (Registrant)


Date: August 28, 2005                           /s/ Kenneth C. Lowe
                                     -------------------------------------------
                                             Kenneth C. Lowe, President/
                                             Chief Executive Officer

Date: August 28, 2005                           /s/ Kenneth C. Lowe
                                     -------------------------------------------
                                             Kenneth C. Lowe, President/
                                             Chief Operating Officer

Date: August 28, 2005                           /s/ Kenneth C. Lowe
                                     -------------------------------------------
                                             Kenneth C. Lowe, President/
                                             Chief Financial Officer

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